Form 10-Q
period 1996-03-31
KLAMATH FIRST BANCORP INC
filed 1996-04-30
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                              Commission File Number: 0-26556

                              KLAMATH FIRST BANCORP, INC.
                   ------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

         Oregon                                                        3-1180440
- - ---------------------------------------------                      -------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)
540 Main Street, Klamath Falls, Oregon                                     97601
- - ---------------------------------------------                      -------------
Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:               (541) 882-3444
                                                                   -------------
Securities registered pursuant to Section 12(b) of the Act:                 None
                                                                   -------------
Securities registered pursuant to Section 12(g) of the Act:     Common Stock,par
                                                            value $.01 per share
                                                            --------------------
                                                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO      .

        As of April 30, 1996, there were issued and outstanding 12,233,125 shares of the Registrant's Common Stock. Of that total, 978,650 shares are held by the Employee Stock Ownership Plan, of which the total 978,650 shares were not committed to be released, and 489,325 shares are held by the 1996 Management Recognition and Development Plan Trust, of which the total 489,325 shares were not committed to be released. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                           KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES

                                          TABLE OF CONTENTS

Part I.         Financial Information
- - -------         ----------------------
Item 1.         Financial Statements                                     Page
                                                                         ----
                Consolidated Statements of Financial Condition

                (As of March 31, 1996 and September 30, 1995)            3

                Consolidated Statements of Earnings (For the three
                months and six months ended March 31, 1996 and 1995)     4

                Consolidated Statement of Stockholders' Equity
                (For the year ended September 30, 1995 and for
                the six months ended March 31, 1996)                     5

                Consolidated Statements of Cash Flows (For the six
                months ended March 31, 1996 and 1995)                    6 - 7

                Notes to Consolidated Financial Statements               8 - 10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      11 - 16

Part II.        Other Information
- - --------        -------------------

Item 1.         Legal Proceedings                                        17

Item 2.         Changes in Securities                                    17

Item 3.         Defaults Upon Senior Securities                          17

Item 4.         Submission of Matters to a Vote of Security Holders      17

Item 5.         Other Information                                        17

Item 6.         Exhibits and Reports on Form 8-K                         17

Signatures                                                               18




              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
              AS OF MARCH 31, 1996 AND SEPTEMBER 30, 1995
                            (Unaudited)
ASSETS
                                                                               March 31, 1996        September 30, 1995
                                                                           ------------------        ------------------
Cash on hand and in banks                                                         $1,580,217                $4,033,723
Interest bearing deposits                                                          1,000,000                   994,157
Federal funds sold                                                                 5,562,881               170,966,390
                                                                           ------------------        ------------------
                                                                                   8,143,098               175,994,270
Investment securities available for sale, at market value                         97,057,727                12,605,654
Investment securities held to maturity, at amortized cost (market value: $12,194,540 and $42,178,800 at March 31, 1996
  and September 30, 1995, respectively)                                           12,162,707                42,209,497
Mortgage backed securities available for sale, at market value                    31,610,951                        --
Mortgage backed securities held to maturity, at amortized cost (market
  value $7,142,535 at March 31, 1996 and $0.00 at September 30, 1995)              7,169,721                        --
Loans receivable, net                                                            433,233,607               403,543,725
Real estate owned                                                                    147,029                    24,384
Premises and equipment, net                                                        5,120,694                 5,231,903
Stock in Federal Home Loan Bank of Seattle, at cost                                4,590,700                 4,425,900
Accrued interest receivable, net                                                   4,566,266                 3,431,594
Other assets                                                                         860,095                   372,654
                                                                           ------------------        ------------------
   Total assets                                                                 $604,662,595              $647,839,581
                                                                           ==================        ==================
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Savings deposits                                                               390,195,025               384,379,531
  Stock over subscription                                                                 --                65,685,300
  Accrued interest on savings deposits                                               751,530                 1,028,766
  Advances from borrowers for taxes and insurance                                  3,135,561                 7,966,422
  Advances from Federal Home Loan Bank of Seattle                                 40,000,000                20,000,000
  Pension liability                                                                  676,709                   616,035
  Deferred federal and state income taxes                                          1,176,270                   896,876
  Other liabilities                                                                1,033,424                 2,581,586
                                                                           ------------------        ------------------
    Total liabilities                                                            436,968,519               483,154,516
                                                                           ------------------        ------------------
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued                 --                        --
  Common stock, $.01 par value, 35,000,000 shares authorized;
    issued and outstanding 12,233,125 shares                                         122,331                   122,331
  Additional paid-in-capital                                                     119,382,050               119,230,653
  Retained earnings-substantially restricted                                      59,165,203                55,811,362
  Unearned ESOP shares at cost                                                    (9,297,175)               (9,786,500)
  Unrealized loss on securities available for sale, net of tax                    (1,678,333)                 (692,781)
                                                                           ------------------        ------------------
    Total stockholders' equity                                                   167,694,076               164,685,065
                                                                           ------------------        ------------------
    Total liabilities and stockholders' equity                                  $604,662,595              $647,839,581
                                                                           ==================        ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                                   CONSOLIDATED STATEMENTS OF EARNINGS
                                                               (Unaudited)
                                        Three Months Ended      Three Months Ended        Six Months Ended        Six Months Ended
                                            March 31, 1996          March 31, 1995          March 31, 1996          March 31, 1995
                                        ----------------------  ----------------------  ----------------------  ------------------
Interest Income:
  Loans receivable                             $8,645,846              $7,465,811             $16,904,150             $14,776,025
  Mortgage backed securities                      465,656                      --                 730,511                      --
  Investment securities                         1,759,474               1,053,738               3,181,255               2,130,011
  Federal funds sold                              180,492                  54,376               1,022,671                 157,125
  Interest bearing deposits                        86,636                  28,898                 218,067                  80,665
                                        ------------------      ------------------      ------------------      ------------------
    Total interest income                      11,138,104               8,602,823              22,056,654              17,143,826
                                        ------------------      ------------------      ------------------      ------------------
Interest expense:
  Savings deposits                              5,024,369               4,568,191              10,120,225               9,121,168
  FHLB advances                                   582,378                 258,826               1,009,517                 326,192
  Other                                            18,759                  21,904                  62,871                  64,895
                                        ------------------      ------------------      ------------------      ------------------
    Total interest expense                      5,625,506               4,848,921              11,192,613               9,512,255
                                        ------------------      ------------------      ------------------      ------------------
    Net interest income                         5,512,598               3,753,902              10,864,041               7,631,571

Provision for loan losses                          30,000                  60,000                  60,000                  60,000
                                        ------------------      ------------------      ------------------      ------------------
    Net interest income after provision for
      loan losses                               5,482,598               3,693,902              10,804,041               7,571,571
                                        ------------------      ------------------      ------------------      ------------------
Non-interest income:
  Fees and service charges                         58,601                  39,775                 119,474                  78,877
  Gain on sale of real estate owned, net               --                  27,139                      --                  52,540
  Other income                                     39,201                  25,364                  57,798                  38,084
                                        ------------------      ------------------      ------------------      ------------------
    Total non-interest income                      97,802                  92,278                 177,272                 169,501
                                        ------------------      ------------------      ------------------      ------------------
Non-interest expense:
  Compensation, employee benefits
    and related expense                           955,357                 684,747               1,936,986               1,443,781
  Occupancy expense                               254,627                 224,299                 485,947                 449,552
  Data processing expense                          89,706                  94,341                 181,138                 164,005
  Insurance premium expense                       238,430                 223,272                 463,072                 437,662
  Loss on sale of real estate owned, net               --                      --                   4,690                      --
  Other expense                                   390,232                 328,858                 696,368                 626,282
                                        ------------------      ------------------      ------------------      ------------------
    Total non-interest expense                  1,928,352               1,555,517               3,768,201               3,121,282
                                        ------------------      ------------------      ------------------      ------------------
    Earnings before income taxes                3,652,048               2,230,663               7,213,112               4,619,790

Provision for income tax                        1,245,082                 896,544               2,565,007               1,795,000
                                        ------------------      ------------------      ------------------      ------------------
    Net earnings                               $2,406,966              $1,334,119              $4,648,105              $2,824,790
                                        ==================      ==================      ==================      ==================
Earnings per common share (based on weighted
  average shares outstanding)                        $.21                      N/A                   $.41                     N/A
Weighted average number of shares outstanding  11,254,475                      N/A             11,254,475                     N/A

The accompanying notes are an integral part of these consolidated financial statements.

                                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                  FOR THE YEAR ENDED SEPTEMBER 30, 1995
                                                 AND THE SIX MONTHS ENDED MARCH 31, 1996
                                                               (Unaudited)


                          Common Stock    Common Stock     Additional                        Unearned   Unrealized          Total
                     ---------------------------------        paid-in        Retained     ESOP shares   gain (loss)  stockholders'
                                Shares          Amount        capital        earnings         at cost   on securities      equity
                     -------------------------------------------------------------------------------------------------------------
Balance at:
 September 30, 1994                 --             $--            $--     $50,237,259            $--     $929,615)    $49,307,644

Issuance of common stock   12,233,125          122,331    119,230,653              --     (9,786,500)          --     109,566,484

Unrealized gain on investments
 available for sale                 --              --             --              --             --      236,834         236,834

Net earnings                        --              --             --       5,574,103             --           --       5,574,103
                     -------------------------------------------------------------------------------------------------------------

Balance at:
 September 30, 1995        12,233,125          122,331    119,230,653      55,811,362     (9,786,500)    (692,781)    164,685,065

Cash dividends                      --              --             --      (1,294,264)            --           --      (1,294,264)

ESOP contribution                   --              --        151,397              --        489,325           --         640,722

Unrealized gain(loss) on
 investments available
 for sale                           --              --             --              --             --     (985,552)       (985,552)

Net earnings                        --              --             --       4,648,105             --           --       4,648,105
                     ------------------------------------------------------------------------------------------------------------

Balance at:
 March 31, 1996            12,233,125         $122,331   $119,382,050     $59,165,203    ($9,297,175) ($1,678,333)   $167,694,076
                          ============     ===========   ============     ===========    ============ ============   ============


The accompanying notes are an integral part of these consolidated financial statements.

                                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                                               (Unaudited)

                                                                 Six Months Ended          Six Months Ended
                                                                   March 31, 1996            March 31, 1995
                                                             --------------------      --------------------
Cash flows from operating activities:
  Net earnings                                                        $4,648,105                $2,824,790
                                                                 ----------------          ----------------
  Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation                                                      206,616                   172,748
       Provision for loan losses                                          60,000                    60,000
       Amortization of net (discounts) premiums paid on securities       (53,854)                  129,877
       Increase in deferred fees                                         271,832                   165,542
       Increase in discounts, net of amortization                           (159)                     (529)
       ESOP related compensation expense                                 640,722                        --
       (Gain) Loss on sale of real estate owned                            4,690                    (2,062)
       FHLB stock dividend                                              (164,800)                 (128,800)
       Changes in assets and liabilities:
         Accrued interest receivable                                  (1,134,672)                  (84,019)
         Other assets                                                   (487,442)                 (558,554)
         Accrued interest payable                                       (277,236)                  124,642
         Advances from borrowers                                      (4,830,861)               (4,855,311)
         Pension liability                                                60,674                    35,010
         Deferred taxes                                                  519,232                   452,788
         Other liabilities                                           (67,916,070)                 (398,836)
                                                                 ----------------          ----------------
          Total adjustments                                          (73,101,328)               (4,887,504)
                                                                 ----------------          ----------------
   Net cash used by operating activities                             (68,453,223)               (2,062,714)
                                                                 ----------------          ----------------
Cash flows from investing activities:
  Maturity of investment securities held to maturity                  66,082,000                 2,000,000
  Principal repayments received on investment securities                 351,567                        --
  Principal repayments received on mortgage backed securities          2,831,052                        --
  Principal repayments received on loans                              32,066,766                17,858,616
  Loan originations                                                  (62,235,350)              (34,991,705)
  Purchase of investment securities                                 (121,814,741)                       --
  Purchase of mortgage backed securities                             (41,807,369)                       --
  Proceeds from sale of real estate owned                                 19,694                    97,771
  Proceeds from sale of fixed assets                                         973                        --
  Additions to premises and equipment                                    (96,380)                 (767,109)
                                                                 ----------------          ----------------
  Net cash used in investing activities                             (124,601,788)              (15,802,427)
                                                                 ----------------          ----------------
Cash flows from financing activities:
  (Decrease) increase in savings deposits, net of withdrawals          5,815,494               (13,994,896)
  Increase in FHLB advances                                           20,000,000                22,000,000
  Dividends paid                                                        (611,655)                       --
                                                                 ----------------          ----------------
  Net cash flows from financing activities                            25,203,839                 8,005,104
                                                                 ----------------          ----------------
Net decrease in cash and cash equivalents                           (167,851,172)               (9,860,037)


                                                                 Six Months Ended          Six Months Ended
                                                                   March 31, 1996            March 31, 1995
                                                             --------------------      --------------------

Cash and cash equivalents at beginning of year                       175,994,270                19,557,018
                                                                 ----------------          ----------------
Cash and cash equivalents at end of period                            $8,143,098                $9,696,981
                                                                 ================          ================
Supplemental schedule of interest and income taxes paid:
    Interest paid                                                     11,469,849                 9,387,613
    Income taxes paid                                                  2,469,173                 1,632,000
                                                                 ================          ================


The accompanying notes are an integral part of these consolidated financial statements.

/TABLE

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") Financial Condition as of March 31, 1996, and September 30, 1995 and the Results of Operations for the three months ended March 31, 1996 and 1995 and for the six months ended March 31, 1996 and 1995 and the Statements of Cash Flows for the six months ended March 31, 1996 and 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months and six months ended March 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  ALLOWANCE FOR LOAN LOSSES

The Company adopted Statement of Financial Accounting Standards No. 114 (SFAS No. 114), "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of October 1, 1995. SFAS No. 114 requires that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the loan's market price, or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans, in addition to outlining disclosure requirements. The adoption of SFAS No. 114 and SFAS No. 118 did not result in additional provisions for loan losses because the majority of impaired loan valuations continue to be based on the fair value of collateral.

Activity in allowance for loan losses is summarized as follows:

                                               March 31, 1996                  September 30, 1995
                                               --------------                  ------------------
Balance, beginning of year                          $807,820                            $754,803
Charge-offs                                               --                            (66,983)
Additions                                             60,000                             120,000
                                               --------------                   -----------------
Balance, end of period                              $867,820                            $807,820
                                               ==============                   =================

3.      INVESTMENT SECURITIES

On November 15, 1995, the Financial Accounting Standards Board ("FASB") published implementation guidance on SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", that allows a corporation a one time reassessment of the appropriateness of the classification of its debt securities under a special transition provision. Debt securities classified as "held to maturity" are reported in financial statements at amortized cost while those classified as "available for sale" are reported at fair value and unrealized gains and losses on such securities are reported as a net amount in a separate component of stockholders' equity. The net unrealized gain or loss on securities classified as available for sale fluctuates based on several factors,
including market interest rates, prepayment rates and the portfolio amount.   As
permitted by the implementation guidance, the Company transferred certain of its debt securities from the held-to-maturity portfolio to the available-for-sale portfolio. Total amortized cost of securities transferred and the related unrealized gains at the date of transfer totalled $28.8 million and $100,137, respectively.

During the first two quarters of the year, the Company purchased mortgage backed securities ("MBS") that are primarily variable-rate obligations and are subject to prepayment and interest-rate risk similar to variable-rate loans. MBS at March 31, 1996, had a quoted market value of $38,753,486. Expected maturities on these MBS will differ from contract maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

4.      BORROWINGS FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1996 consisted of one short term advance of $20 million and three long term advances totalling $20 million from the Federal Home Loan Bank ("FHLB") of Seattle . The short term advance had an interest rate of 5.15%, which reprices quarterly based on the three month London Interbank Offer Rate ("LIBOR") index less 10 basis points. Two long term advances for $5 million each had interest rates from 5.32% to 5.36% and reprice quarterly based on the three month LIBOR index plus 5 basis points. The other long term advance for $10 million had an interest rate of 5.25% and reprices semi-annually based on the six month LIBOR index. The advances are collateralized by certain residential first mortgage loans, deposits with the FHLB, and FHLB stock.


5.      REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 1996:

                              ----------------------------------------------------------
                                                        Tangible capital
                              ----------------------------------------------------------
                                                     Amount      Percent
                                            ---------------     --------
GAAP capital                                  $119,165,194         21.3 %
General loan valuation allowance                        --           --
                                            ------------------------------
Regulatory capital computed                    119,165,194         21.3

Minimum capital requirement                      8,399,885          1.5
                                            ------------------------------
Regulatory capital excess                     $110,765,309         19.8 %
                                            ===============   ==========

                              ----------------------------------------------------------
                                                            Core capital
                              ----------------------------------------------------------
                                                     Amount      Percent
                                            --------------     --------
GAAP capital                                  $119,165,194         21.3 %
General loan valuation allowance                        --           --
                                             -----------------------------
Regulatory capital computed                    119,165,194         21.3

Minimum capital requirement                     16,799,771          3.0
                                             -----------------------------
Regulatory capital excess                     $102,365,423         18.3 %
                                             ==============   ==========

                              ----------------------------------------------------------
                                                      Risk-based capital
                              ----------------------------------------------------------
                                                     Amount      Percent
                                             --------------     --------
GAAP capital                                  $119,165,194         45.7 %
General loan valuation allowance                   867,820          0.4
                                             -----------------------------
Regulatory capital computed                    120,033,014         46.1

Minimum capital requirement                     20,852,296          8.0
                                             -----------------------------
Regulatory capital excess                      $99,180,718         38.1 %
                                             ==============   ==========
/TABLE

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association on October 4, 1995. At March 31, 1996, the Company had total consolidated assets of $604.7 million and consolidated stockholders' equity of $167.7 million. The Company is currently not engaged in any other business activity other than holding the stock of the Association, and investing its share of the net proceeds from the stock offering in conjunction with the conversion. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiary.

The Association is a traditional, community-oriented, savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one-to four-family real estate loans within its market area and to a lesser extent on commercial property, multi-family dwellings, commercial loans and consumer loans.

The Company's profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Because the Company is primarily dependent on net interest income for its earnings, the focus of the Company's planning is to devise and employ strategies that provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities in order to maximize the dollar amount of net interest income. The Company's net earnings are dependent, to a lesser extent, on the level of its non-interest income, such as service charges and other fees, and its non-interest expense, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the FHLB of Seattle. The Association conducts its business through seven full service branch office facilities, with the main office located in Klamath Falls, Oregon. The Association considers its primary market area to be the counties of Klamath, Deschutes and Jackson in Southern and Central Oregon. The Association opened a new loan production office in the city of Redmond, Deschutes County, Oregon in March 1996.

Recapitalization of SAIF and its Impact on SAIF Premiums

In August 1995, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the Bank Insurance Fund ("BIF"). Under the new assessment schedule, approximately 92% of the BIF members pay only the statutory minimum annual assessment of $2,000. The reduction of BIF premiums went into effect in September 1995. With respect to SAIF member institutions, the FDIC has retained the existing rate schedule of 23 to 31 basis points. The Association is a member of SAIF rather than BIF. SAIF premiums may not be reduced for several years because SAIF has lower reserves than BIF and is responsible for more troubled financial institutions. Deposit insurance premiums are often a significant component of non-interest expense for insured depository institutions. The reduction in BIF premiums may place the Association at a competitive disadvantage because BIF-insured institutions (such as most commercial banks) may be able to offer more attractive loan rates, deposit rates, or both. The magnitude of the competitive advantage of BIF insured institutions due to a disparity in deposit insurance premiums and its impact on the Association's results of operations cannot be determined at this time.

Several alternatives to mitigate the effect of the BIF/SAIF premium disparity have been suggested by the federal banking regulators, by members of Congress, by industry groups and by the Clinton Administration, including a merger of the funds and/or a payment by all SAIF-member institutions, including the Association, of a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits. Such assessment is estimated to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution at March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing the capital and earnings of SAIF member institutions by the amount of
the fee.   Based on the Association's assessable deposits of $376.4 million at
March 31, 1995, a one-time assessment of 80 basis points would equal approximately $3.0 million. This assessment, if it occurred, would represent a decrease in book value per share of $.27 at March 31, 1996. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

Proposed Recapture of Bad Debt Reserves

The Budget Reconciliation Bill currently before the U.S. Congress contains a provision that repeals the reserve method of accounting for thrift bad debt reserves (including the percentage-of-taxable income method) for tax years beginning after December 31, 1995. This would require the Association to account for bad debts using the specific charge-off method. Under the proposed legislation, the change in accounting method that eliminates the reserve method would trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period. At March 31, 1996, the Association's post-1987 excess reserves amounted to $4.0 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those two years, the institution satisfies a "residential loan requirement." This requirement would be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997. Management cannot predict whether the legislation providing for the recapture of bad debt reserves will be enacted, or, if enacted, the final form of such legislation and its ultimate impact on the Association.

Changes in Financial Condition

At March 31, 1996, the consolidated assets of the Company totalled $604.7 million, a decrease of $43.1 million, or 6.65% from September 30, 1995. The decrease in total assets was primarily a result of the refund of $65.7 million to subscribers in the stock offering as a result of the oversubscription of the offering. However, despite this $65.7 million decrease, an increase of $22.6 million was achieved primarily through an increase in loans and investments funded by an additional $20.0 million advance from the FHLB of Seattle and a $5.8 million increase in deposits.

Net loans receivable increased by $29.7 million, or 7.36%, to $433.2 million at March 31, 1996, compared to $403.5 at September 30, 1995. The increase was primarily the result of an increase in loan demand due to lower interest rates and strong local economies, which resulted in loan originations, including both new purchase loans and refinanced loans, for the six months ended March 31, 1996 of $62.2 million.

Total cash and investment securities decreased $113.4 million, or 49.13%, from $230.8 million on September 30, 1995 to $117.4 on March 31, 1996. This decrease was primarily a result of the refund of $65.7 million to subscribers in the stock offering, the purchase of $41.8 million in adjustable rate mortgage backed securities, the funding of the additional $29.7 million in loans mentioned above, the payment of real estate taxes reserved on loans receivable of $8.2 million, and an increase in savings deposits of $5.8 million. Within the above mix of changes, an additional FHLB of Seattle advance of $20.0 million was also used to fund the increase in loans receivable and the purchase of investments.

The Financial Accounting and Standards Board allowed investors a one-time opportunity to reclassify investments from "Held to Maturity" to "Available for Sale" between November 15, 1995 and December 31, 1995. The Association took advantage of this opportunity and reclassified $28.8 million of investments to "Available for Sale."

The Company had not invested in MBS for several years, but as a result of the conversion proceeds and the Company's goal to improve interest rate risk, $28.9 million in adjustable rate mortgage backed securities were purchased during the quarter ended December 31, 1995, and an additional $12.9 million were purchased during the quarter ended March 31, 1996. Also during these periods, $2.8 million of principal was repaid on MBS which resulted in a balance of $38.8 million at March 31, 1996.

Savings deposits increased $5.8 million, or 1.51%, from $384.4 million at September 30, 1995 to $390.2 million at March 31, 1996. This increase can be attributed to the introduction of two new checking account products, a basic checking account and a small business checking account, aggressive pricing on certificate accounts with greater than 12 month maturities, and accepting deposits on a national basis, outside of the normal market area, which includes deposits from banks, thrifts and credit unions.

Advances from borrowers for taxes and insurance decreased $4.8 million from September 30, 1995 to March 31, 1996, after paying $8.2 million in reserves for the required real estate taxes due on the Association's loan receivable portfolio and $1.4 million in refunds for excess reserves collected during the past 12 months and the accrual of payments received on loans during the past six months.

Advances from the FHLB of Seattle increased $20.0 million, or 100%, from $20.0 million at September 30, 1995 to $40.0 million at March 31, 1996. The increase was used to fund the $29.7 million increase in net loans receivable and purchase additional investments.

Total stockholders' equity increased $3.0 million, or 1.82%, from $164.7 million at September 30, 1995 to $167.7 million at March 31, 1996. This increase was primarily the result of $4.6 million in earnings during the six month period between September 30, 1995 and March 31, 1996, and a decrease in the market value of securities available for sale of $1.0 million, and a decrease due to dividends of $1.3 million.

RESULTS OF OPERATION

            Comparison of Six Months Ended March 31, 1996 and 1995

General.   Net income increased $1.8 million, or 64.29%, from $2.8 million for the six months ended March 31, 1995 to $4.6 million for the six months ended March 31, 1996. This increase was primarily attributable to an increase of $155.3 million in total average earning assets from average interest-earning assets of $444.4 million at March 31, 1995 to $599.7 million on March 31, 1996, which was primarily the result of the additional capital raised by the stock conversion as well as normal growth. Accordingly, although the interest rate spread decreased 83 basis points from 2.89% for the six month period ended March 31, 1995 to 2.06% for the six month period ended March 31, 1996, net interest margin increased 19 basis points from 3.43% for the six month period ended March 31, 1995 to 3.62% for the six month period ended March 31, 1996.

Interest Income. As mentioned above, the additional interest income generated by the additional $155.3 million in average interest-earning assets, contributed to an increase of $4.9 million in interest income for the six months ended March 31, 1996 compared to the same period in 1995, despite the average yield on interest-earning assets decreasing 35 basis points from 7.71% for the six months ended March 31, 1995 compared to 7.36% for the same period ended March 31, 1996. Of this increase, $2.1 million was attributable to additional loan interest income due to an increase in loans receivable. The increase in loans receivable was primarily a result of new purchase loan originations, as opposed to loan refinancing, which resulted in greater net loan growth for the six months ended March 31, 1996.

The remaining increase of $2.8 million was a result of investing the proceeds of the stock sale in MBS and other investments. The average balance of investment securities and MBS increased by $106.7 million for the six months ended March 31, 1996 compared with the comparable period in 1995.

Interest Expense. Interest expense on savings deposits increased $999,057 for the six months ended March 31, 1996 as compared to the comparable period in 1995. Total deposits increased by $14.4 million comparing March 31, 1995 to March 31, 1996, and the average interest paid on interest-bearing deposits increased 49 basis points from 4.78% for the six months ended March 31, 1995 to 5.27% for the same period ended March 31, 1996. This increase in the rate paid is a result of the increased competition in the Company's market area to attract and retain a strong deposit base.

Provision for Loan Losses. The provision for loan losses was $60,000 and there were not any charge offs during the six months ended March 31, 1996 compared to a $60,000 provision and $57,000 in charge offs during the six months ended March 31, 1995. At March 31, 1996, the allowance for loan losses was 134.99% of non-performing assets compared to 106.60% at September 30, 1995. The increase in this ratio at March 31, 1996 was the result of foreclosure proceedings being dropped against a borrower, after the $304,992 loan was brought current out of the total non-performing assets of $758,000 at September 30, 1995.

Non-Interest Income. Non-interest income increased $7,771, or 4.58%, to $177,272 for the six months ended March 31, 1996 from $169,501 for the six months ended March 31, 1995. The increase was primarily attributable to increased income from loan fees and service charges of $40,597 and increases in other income of $19,714, despite the lack of gain on the sale of real estate owned, compared to the $52,540 earned for the six months ended March 31, 1995. Non-Interest Expense. Non-interest expense increased $646,919, or 20.73%, for the six months ended March 31, 1996, from $3.1 million for the comparable period in 1995 to $3.8 million. Of this increase, $493,205 was attributable to an increase in compensation and benefit expense in 1996, primarily reflecting the accrual for ESOP contributions to be distributed at year end. The balance of the increase was a result of a general increase in occupancy expense, data processing expense and insurance premiums. However, the ratio of non-interest expense to average total assets decreased from 1.39% for the six months ended March 31, 1995 to 1.22% for the same period ended March 31, 1996.

Income Taxes. The provision for income taxes increased $770,007 for the six months ended March 31, 1996 compared with the comparable period in the prior year, primarily as a result of higher pretax earnings.

            Comparison of Three Months Ended March 31, 1996 and 1995

General. Net earnings increased $1.1 million, or 84.62%, from $1.3 million for the three months ended March 31, 1995 to $2.4 million for the three months ended March 31, 1996. This increase was primarily attributable to an increase of $150.8 million in total average interest-earning assets from $446.0 million for the quarter ended March 31, 1995 to $596.8 million for the quarter ended March 31, 1996, which was primarily the result of the additional capital raised by the stock conversion as well as normal growth. The interest rate spread decreased 60 basis points from 2.82% for the three month period ended March 31, 1995 to 2.22% for the three month period ended March 31, 1996, however, net interest margin increased 32 basis points from 3.37% for the three month period ended March 31, 1995 to 3.69% for the three month period ended March 31, 1996.

Interest Income. As mentioned above, the additional interest income generated by the additional $150.8 million in average interest-earning assets, contributed to an increase of $2.5 million in interest income for the three months ended March 31, 1996 compared to 1995, despite the average yield on interest-earning assets decreasing 26 basis points from 7.72% for the three months ended March 31, 1995 compared to 7.46% for the same period ended March 31, 1996. Of this increase, $1.2 million is attributable to additional loan income due to an increase in loans receivable. The increase in loans receivable was primarily a result of new purchase loan originations as opposed to loan refinancing which resulted in greater net loan growth for the three months ended March 31, 1996.

The remaining increase of $1.3 million was a result of investing the proceeds of the stock sale in MBS and other investments. The average balance of investment securities and MBS increased by $100.0 million for the quarter ended March 31, 1996 compared with the comparable period in 1995.

Interest Expense. Interest expense on savings deposits increased $456,178 for the three months ended March 31, 1996 as compared to the comparable period in 1995. Total deposits increased by $14.4 million comparing March 31, 1995 to March 31,1996, and the average interest paid on interest-bearing deposits increased 36 basis points from 4.85% for the three months ended March 31, 1995 to 5.21% for the three months ended March 31, 1996. This increase in average interest paid is a result of the increased competition in the Company's market area to attract and retain a strong deposit base.

Provision for Loan Losses. The provision for loan losses was $30,000 and there were not any charge offs during the three months ended March 31, 1996 compared to a $60,000 provision and $57,000 in charge offs during the three months ended March 31, 1995.

Non-Interest Income. Non-interest income increased $5,524, or 5.99% to $97,802 for the three months ended March 31, 1996 from $92,278 for the three months ended March 31, 1995. The increase was primarily attributable to increased income from loan fees and service charges of $18,826 and increase in other income of $13,837, despite the lack of gain on the sale of real estate owned, compared to the $27,139 earned for the three months ended March 31, 1995.

Non-Interest Expense. Non-interest expense increased $372,835, or 23.97%, for the three months ended March 31, 1996, from $1.6 million for the comparable period in 1995 to $1.9 million. Of this increase, $270,610 was attributable to an increase in compensation and benefit expense in 1996, primarily reflecting the accrual for ESOP contributions to be distributed at year end. The balance of the increase was a result of a general increase in occupancy expense and insurance premiums. The ratio of non-interest expense to average total assets decreased from 1.38% for the three months ended March 31, 1995 to 1.28% for the same period ended March 31, 1996.

Income Taxes. The provision for income taxes increased $348,538 for the three months ended March 31, 1996 compared with the comparable period in the prior year, primarily as a result of higher pretax earnings.

                                PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        The Company is involved in various claims and legal actions arising in the normal course of business. Management believes that these proceedings will not result in a material loss to the Company.

Item 2. Changes in Securities

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        a)      Not applicable.

        b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1996.

                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KLAMATH FIRST BANCORP, INC.

Date:            May 13, 1996         By: /s/ Gerald V. Brown
                                      ------------------------------------
                                      Gerald V. Brown, President and
                                      Chief Executive Officer


Date:            May 13, 1996         By:  /s/ Marshall Jay Alexander
                                      --------------------------------
                                      Marshall Jay Alexander, Vice President
                                      and Chief Financial Officer