Form 10-Q/A
period 1996-03-31
KLAMATH FIRST BANCORP INC
filed 1996-05-30
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1996

                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                              Commission File Number: 0-26556

                              KLAMATH FIRST BANCORP, INC.
                   ------------------------------------------------------
                   (Exact name of registrant as specified in its charter)

         Oregon                                                        3-1180440
- ---------------------------------------------                      -------------
(State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)
540 Main Street, Klamath Falls, Oregon                                     97601
- ---------------------------------------------                      -------------
Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:               (541) 882-3444
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

Part I.         Financial Information
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

Part II.        Other Information
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

TABLE

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

                                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                                                               (Unaudited)

                                                                 Six Months Ended          Six Months Ended
                                                                   March 31, 1996            March 31, 1995
                                                             --------------------      --------------------
Cash flows from operating activities:
  Net earnings                                                        $4,648,105                $2,824,790
                                                                 ----------------          ----------------
  Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation                                                      206,616                   172,748
       Provision for loan losses                                          60,000                    60,000
       Amortization of net (discounts) premiums paid on securities       (53,854)                  129,877
       Increase in deferred fees                                         271,832                   165,542
       Increase in discounts, net of amortization                           (159)                     (529)
       ESOP related compensation expense                                 640,722                        --
       (Gain) Loss on sale of real estate owned                            4,690                    (2,062)
       FHLB stock dividend                                              (164,800)                 (128,800)
       Changes in assets and liabilities:
         Accrued interest receivable                                  (1,134,672)                  (84,019)
         Other assets                                                   (487,442)                 (558,554)
         Accrued interest payable                                       (277,236)                  124,642
         Advances from borrowers                                      (4,830,861)               (4,855,311)
         Pension liability                                                60,674                    35,010
         Deferred taxes                                                  519,232                   452,788
         Other liabilities                                           (67,916,070)                 (398,836)
                                                                 ----------------          ----------------
          Total adjustments                                          (73,101,328)               (4,887,504)
                                                                 ----------------          ----------------
   Net cash used by operating activities                             (68,453,223)               (2,062,714)
                                                                 ----------------          ----------------
Cash flows from investing activities:
  Maturity of investment securities held to maturity                  66,082,000                 2,000,000
  Principal repayments received on investment securities                 351,567                        --
  Principal repayments received on mortgage backed securities          2,831,052                        --
  Principal repayments received on loans                              32,066,766                17,858,616
  Loan originations                                                  (62,235,350)              (34,991,705)
  Purchase of investment securities                                 (121,814,741)                       --
  Purchase of mortgage backed securities                             (41,807,369)                       --
  Proceeds from sale of real estate owned                                 19,694                    97,771
  Proceeds from sale of fixed assets                                         973                        --
  Additions to premises and equipment                                    (96,380)                 (767,109)
                                                                 ----------------          ----------------
  Net cash used in investing activities                             (124,601,788)              (15,802,427)
                                                                 ----------------          ----------------
Cash flows from financing activities:
  (Decrease) increase in savings deposits, net of withdrawals          5,815,494               (13,994,896)
  Increase in FHLB advances                                           20,000,000                22,000,000
  Dividends paid                                                        (611,655)                       --
                                                                 ----------------          ----------------
  Net cash flows from financing activities                            25,203,839                 8,005,104
                                                                 ----------------          ----------------
Net decrease in cash and cash equivalents                           (167,851,172)               (9,860,037)
CAPTION

                                                                 Six Months Ended          Six Months Ended
                                                                   March 31, 1996            March 31, 1995
                                                             --------------------      --------------------

Cash and cash equivalents at beginning of year                       175,994,270                19,557,018
                                                                 ----------------          ----------------
Cash and cash equivalents at end of period                            $8,143,098                $9,696,981
                                                                 ================          ================
Supplemental schedule of interest and income taxes paid:
    Interest paid                                                     11,469,849                 9,387,613
    Income taxes paid                                                  2,469,173                 1,632,000
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

                                      KLAMATH FIRST BANCORP, INC.


Date:          May 29, 1996         By: /s/ Gerald V. Brown
                                      ------------------------------------
                                      Gerald V. Brown, President and
                                      Chief Executive Officer


Date:          May 29, 1996         By:  /s/ Marshall Jay Alexander
                                      --------------------------------
                                      Marshall Jay Alexander, Vice President
                                      and Chief Financial Officer