Form 10-Q
period 1996-06-30
KLAMATH FIRST BANCORP INC
filed 1996-08-12
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1996

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO      .

        As of July 31, 1996, there were issued and outstanding 12,233,125 shares of the Registrant's Common Stock. Of that total, 978,650 shares are held by the Employee Stock Ownership Plan, of which the total 978,650 shares were not committed to be released, and 489,325 shares are held by the 1996 Management Recognition and Development Plan Trust, of which the total 489,325 shares were not committed to be released. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES

                                          TABLE OF CONTENTS

Part I.         Financial Information
- -------         ----------------------
Item 1.         Financial Statements                                  Page
                                                                      ----
                Consolidated Statements of Financial Condition

                (As of June 30, 1996 and September 30, 1995)            3

                Consolidated Statements of Earnings (For the three
                months and nine months ended June 30, 1996 and 1995)    4

                Consolidated Statement of Stockholders' Equity
                (For the year ended September 30, 1995 and for
                the nine months ended June 30, 1996)                    5

                Consolidated Statements of Cash Flows (For the nine
                months ended June 30, 1996 and 1995)                    6 - 7

                Notes to Consolidated Financial Statements              8 - 10

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     11 - 16

Part II.        Other Information
- --------        -------------------

Item 1.         Legal Proceedings                                        17

Item 2.         Changes in Securities                                    17

Item 3.         Defaults Upon Senior Securities                          17

Item 4.         Submission of Matters to a Vote of Security Holders      17

Item 5.         Other Information                                        17

Item 6.         Exhibits and Reports on Form 8-K                         17

Signatures                                                               18

















                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION AS OF JUNE 30, 1996 AND SEPTEMBER 30, 1995
                                             (Unaudited)

ASSETS                                                                  June 30, 1996               September 30, 1995
                                                                   ------------------           ----------------------
Cash on hand and in banks                                                 $2,650,728                       $4,033,723
Interest bearing deposits                                                         --                          994,157
Federal funds sold                                                         9,320,091                      170,966,390
                                                                   ------------------               ------------------
   Total cash and cash equivalents                                        11,970,819                      175,994,270

Investment securities available for sale, at fair value                   94,625,201                       12,605,654
Investment securities held to maturity, at amortized cost (fair value: $9,461,428 and $42,178,800 at June 30, 1996
  and September 30, 1995, respectively)                                    9,855,102                       42,209,497
Mortgage backed securities available for sale, at fair value              35,684,226                               --
Mortgage backed securities held to maturity, at amortized cost (fair
  value $6,869,963 at June 30, 1996 and $0.00 at September 30, 1995)       6,951,915                               --
Loans receivable, net                                                    455,544,520                      403,543,725
Real estate owned                                                                 --                           24,384
Premises and equipment, net                                                5,036,524                        5,231,903
Stock in Federal Home Loan Bank of Seattle, at cost                        4,679,700                        4,425,900
Accrued interest receivable, net                                           5,105,076                        3,431,594
Other assets                                                                 489,661                          372,654
                                                                   ------------------               ------------------
   Total assets                                                         $629,942,744                     $647,839,581
                                                                        ============                      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Savings deposits                                                       393,982,253                      384,379,531
  Stock over subscription                                                         --                       65,685,300
  Accrued interest on savings deposits                                       887,696                        1,028,766
  Advances from borrowers for taxes and insurance                          5,513,528                        7,966,422
  Advances from Federal Home Loan Bank of Seattle                         58,000,000                       20,000,000
  Short-term borrowings                                                    7,033,900                               --
  Pension liability                                                          710,546                          616,035
  Deferred federal and state income taxes                                    861,927                          896,876
  Other liabilities                                                        1,148,413                        2,581,586
                                                                   ------------------               ------------------
    Total liabilities                                                    468,138,263                      483,154,516
                                                                   ------------------               ------------------
Stockholders' equity:
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued         --                               --
  Common stock, $.01 par value, 35,000,000 shares authorized;
    issued and outstanding 12,233,125 shares                                 122,331                          122,331
  Additional paid-in-capital                                             119,473,766                      119,230,653
  Retained earnings-substantially restricted                              60,845,451                       55,811,362
  Unearned ESOP shares at cost                                            (9,052,513)                      (9,786,500)
  Unearned shares issued to MRDP Trust                                    (6,694,470)                              --
  Unrealized loss on securities available for sale, net of tax            (2,890,084)                        (692,781)
                                                                   ------------------               ------------------
    Total stockholders' equity                                           161,804,481                      164,685,065
                                                                   ------------------               ------------------
    Total Liabilities and Stockholders' Equity                          $629,942,744                     $647,839,581
                                                                         ============                     ============

      The accompanying notes are an integral part of these consolidated financial statements.
                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF EARNINGS
                                                          (Unaudited)

                                      Three Months Ended   Three Months Ended    Nine Months Ended    Nine Months Ended
                                           June 30, 1996        June 30, 1995        June 30, 1996        June 30, 1995
                                       ----------------------------------------------------------------------------------------
Interest income:
  Loans receivable                           $8,952,474           $7,792,643          $25,856,624          $22,568,668
  Mortgage backed securities                    569,251                   --            1,299,762                   --
  Investment securities                       1,788,728            1,015,633            4,969,983            3,145,644
  Federal funds sold                            114,039              109,895            1,136,710              267,020
  Interest bearing deposits                      19,583               26,931              237,650              107,596
                                      ------------------   ------------------   ------------------   ------------------
    Total interest income                    11,444,075            8,945,102           33,500,729           26,088,928
                                      ------------------   ------------------   ------------------   ------------------
Interest expense:
  Savings deposits                            5,051,671            4,845,801           15,171,896           13,966,969
  FHLB advances                                 626,475              315,298            1,635,992              641,490
  Other                                         102,404               46,354              165,275              111,249
                                      ------------------   ------------------   ------------------   ------------------
    Total interest expense                    5,780,550            5,207,453           16,973,163           14,719,708
                                      ------------------   ------------------   ------------------   ------------------
    Net interest income                       5,663,525            3,737,649           16,527,566           11,369,220
Provision for loan losses                        30,000               30,000               90,000               90,000
                                      ------------------   ------------------   ------------------   ------------------
    Net interest income after
    provision for loan losses                 5,633,525            3,707,649           16,437,566           11,279,220
                                      ------------------   ------------------   ------------------   ------------------
Non-interest income:
  Fees and service charges                       69,221               50,473              188,695              129,350
  Gain on sale of real estate owned              10,872               20,541               10,872               73,081
  Other income                                   15,440               14,059               73,238               52,143
                                      ------------------   ------------------   ------------------   ------------------
    Total non-interest income                    95,533               85,073              272,805              254,574
                                      ------------------   ------------------   ------------------   ------------------
Non-interest expense:
  Compensation, employee benefits
  and related expense                           952,407              819,487            2,889,393            2,263,268
  Occupancy expense                             253,550              229,347              739,497              678,899
  Data processing expense                        80,487               76,847              261,625              240,852
  Insurance premium expense                     219,769              223,273              682,841              660,935
  Loss on sale of real estate owned               1,581                4,767                6,271                4,767
  Other expense                                 371,134              233,629            1,067,502              859,911
                                      ------------------   ------------------   ------------------   ------------------
    Total non-interest expense                1,878,928            1,587,350            5,647,129            4,708,632
                                      ------------------   ------------------   ------------------   ------------------
    Earnings before income taxes              3,850,130            2,205,372           11,063,242            6,825,162
Provision for income tax                      1,438,339              832,836            4,003,346            2,627,836
                                      ------------------   ------------------   ------------------   ------------------
    Net earnings                             $2,411,791           $1,372,536           $7,059,896           $4,197,326
                                            ============         ============         ============         ============
Earnings per common share (based on
weighted average shares outstanding)                 $.22                 N/A                 $.63                  N/A
Weighted average number of shares outstanding  10,867,241                 N/A           11,125,868                  N/A

      The accompanying notes are an integral part of these consolidated financial statements.

                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                         FOR THE YEAR ENDED SEPTEMBER 30, 1995 AND THE NINE MONTHS ENDED JUNE 30, 1996
                                                          (Unaudited)

                                      Common Stock     Common Stock       Additional
                                 ----------------------------------          paid-in         Retained
                                            Shares           Amount          capital         earnings
                                 --------------------------------------------------------------------
Balance at September 30, 1994                   --              $--              $--      $50,237,259
Issuance of common stock                12,233,125          122,331      119,230,653               --
Unrealized gain on investments
  available for sale                            --               --               --               --
Net earnings                                    --               --               --        5,574,103
                                 --------------------------------------------------------------------
Balance at September 30, 1995           12,233,125          122,331      119,230,653       55,811,362

Cash dividends                                  --               --               --       (2,025,807)
ESOP contribution                               --               --          243,113               --
Unrealized gain (loss) on
  investments available for sale                --               --               --               --
Unearned shares issued to MRDP Trust            --               --               --               --
Net earnings                                    --               --               --        7,059,896
                                 --------------------------------------------------------------------
Balance at June 30, 1996                12,233,125         $122,331     $119,473,766      $60,845,451
                                       ===========      ===========      ===========      ===========

                                          Unearned       Unrealized         Unearned            Total
                                       ESOP shares      gain (loss)    shares issued    stockholders'
                                           at cost    on securities    to MRDP Trust           equity
                                 --------------------------------------------------------------------
Balance at September 30, 1994                  $--         ($929,615)            $--      $49,307,644
Issuance of common stock                (9,786,500)              --               --     $109,566,484
Unrealized gain on investments
  available for sale                            --         236,834                --         $236,834
Net earnings                                    --               --               --       $5,574,103
                                 --------------------------------------------------------------------
Balance at September 30, 1995          (9,786,500)        (692,781)               --      164,685,065

Cash dividends                                  --               --               --      ($2,025,807)
ESOP contribution                         733,987                --               --         $977,100
Unrealized gain (loss) on
  investments available for sale                --       (2,197,303)              --      ($2,197,303)
Unearned shares issued to MRDP Trust            --               --       (6,694,470)     ($6,694,470)
Net earnings                                    --               --                --      $7,059,896
                                 --------------------------------------------------------------------
Balance at June 30, 1996               ($9,052,513)     ($2,890,084)     ($6,694,470)    $161,804,481
                                       ===========      ===========      ===========      ===========

      The accompanying notes are an integral part of these consolidated financial statements.






                                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                                          (Unaudited)

                                                                      Nine Months Ended               Nine Months Ended
                                                                         June 30, 1996                   June 30, 1995
                                                                  --------------------            --------------------
Cash flows from operating activities:
  Net earnings                                                             $7,059,896                      $4,197,236
                                                                      ----------------                ----------------
  Adjustments to reconcile net earnings to net
     cash used by operating activities:
       Depreciation                                                           310,428                         257,424
       Provision for loan losses                                               90,000                          90,000
       Amortization of net (discounts) premiums paid on securities             60,909                         184,618
       Increase in deferred fees                                              528,012                         236,526
       Increase in discounts, net of amortization                               2,998                          (7,008)
       ESOP related compensation expense                                      977,099                              --
       (Gain) loss on sale of real estate owned                                (6,182)                        (17,835)
       FHLB stock dividend                                                   (253,800)                       (192,900)
       Changes in assets and liabilities:
         Accrued interest receivable                                       (1,673,482)                       (232,499)
         Other assets                                                        (117,008)                       (443,752)
         Accrued interest payable                                            (141,070)                        355,322
         Advances from borrowers                                           (2,452,894)                     (2,472,927)
         Pension liability                                                     94,511                          98,718
         Deferred taxes                                                       481,804                         583,037
         Other liabilities                                                (67,118,473)                       (384,721)
                                                                      ----------------                ----------------
          Total adjustments                                               (69,217,148)                     (1,945,997)
                                                                      ----------------                ----------------
   Net cash used by operating activities                                  (62,157,252)                      2,251,239
                                                                      ----------------                ----------------
Cash flows from investing activities:
  Maturity of investment securities held to maturity                       69,552,392                       7,000,000
  Principal repayments received on investment securities                    1,231,583                              --
  Principal repayments received on mortgage backed securities               6,150,407                              --
  Principal repayments received on loans                                   49,888,936                      27,352,309
  Loan originations                                                      (102,657,770)                    (52,697,773)
  Purchase of investment securities                                      (123,004,855)                     (1,892,018)
  Purchase of mortgage backed securities                                  (49,005,784)                             --
  Proceeds from sale of real estate owned                                     177,595                         253,544
  Proceeds from sale of fixed assets                                              973                              --
  Additions to premises and equipment                                        (116,022)                     (1,097,852)
                                                                      ----------------                ----------------
  Net cash used in investing activities                                  (147,782,545)                    (21,081,790)
                                                                      ----------------                ----------------
Cash flows from financing activities:
  (Decrease) increase in savings deposits, net of withdrawals               9,602,722                      (3,938,483)
  Increase in FHLB advances                                                38,000,000                      20,000,000
  Increase in short term borrowings                                         7,033,900                              --
  Purchase stock for MRDP Trust                                            (6,694,469)                             --
  Dividends paid                                                           (1,294,266)                             --
                                                                      ----------------                ----------------
  Net cash flows from financing activities                                 46,647,887                      16,061,517
                                                                      ----------------                ----------------
Net decrease in cash and cash equivalents                                (163,291,910)                     (2,769,034)

                                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                                                          (Unaudited)
                                                          (continued)


                                                                     Nine Months Ended               Nine Months Ended
                                                                         June 30, 1996                   June 30, 1995
                                                                 --------------------            --------------------
Cash flows from operating activities:

Cash and cash equivalents at beginning of year                            175,994,270                      19,557,018
                                                                      ----------------                ----------------
Cash and cash equivalents at end of period                                $12,702,360                     $16,787,984
                                                                            ==========                      ==========
Supplemental schedule of interest and income taxes paid:
    Interest paid                                                          17,046,265                       9,387,613
    Income taxes paid                                                       3,948,269                       1,632,000
                                                                            ==========                      ==========

      The accompanying notes are an integral part of these consolidated financial statements.


































                                            KLAMATH FIRST BANCORP, INC.
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") Financial Condition as of June 30, 1996, and September 30, 1995 and the Results of Operations for the three months ended June 30, 1996 and 1995 and for the nine months ended June 30, 1996 and 1995, Consolidated Statement of Stockholders' Equity for the year ended September 30, 1995 and for the nine months ended June 30, 1996 and the Statements of Cash Flows for the nine months ended June 30, 1996 and 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months and nine months ended
June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  ALLOWANCE FOR LOAN LOSSES

The Company adopted Statement of Financial Accounting Standards No. 114, ("SFAS No. 114"), "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" as of October 1, 1995. SFAS No. 114 requires that impaired loans be measured based on the present value of the expected cash flows discounted at the loan's effective interest rate or the loan's market price, or the fair value of the collateral if the loan is collateral dependent. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans, in addition to outlining disclosure requirements.
The adoption of SFAS No. 114 and SFAS No. 118 did not result in additional provisions for loan losses because the majority of impaired loan valuations continue to be based on the fair value of collateral.

Activity in allowance for loan losses is summarized as follows:

                                  Nine Months Ended                  Year Ended
                                      June 30, 1996          September 30, 1995
                                -------------------          ------------------
Balance, beginning of period               $807,820                    $754,803
Charge offs                                      --                     (66,983)
Additions                                    90,000                     120,000
                                -------------------         -------------------
Balance, end of period                     $897,820                    $807,820
                                ===================         ===================
3.      INVESTMENT SECURITIES

On November 15, 1995, the Financial Accounting Standards Board ("FASB") published implementation guidance on SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities", that allows a corporation a one time reassessment of the appropriateness of the classification of its debt securities under a special transition provision. Debt securities classified as "held to maturity" are reported in financial statements at amortized cost while those classified as "available for sale" are reported at fair value and unrealized gains and losses on such securities are reported as a net amount in a separate component of stockholders' equity. The net unrealized gain or loss on securities classified as available for sale fluctuates based on several factors,
including market interest rates, prepayment rates and the portfolio amount.   As
permitted by the implementation guidance, the Company transferred certain of its debt securities from the held-to-maturity portfolio to the available-for-sale portfolio. Total amortized cost of securities transferred and the related unrealized gains at the date of transfer, December 19, 1995, totalled $28.8 million and $100,137, respectively.

During the first three quarters of the year, the Company purchased 30 year, adjustable rate government agency mortgage backed securities ("MBS") that are subject to prepayment and interest-rate risk similar to variable-rate loans. MBS at June 30, 1996, had a quoted market value of $42.6 million. Expected maturities on these MBS will differ from contract maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

The amortized cost of investment securities available for sale was $98.4 million and $12.2 million at June 30, 1996 and September 30, 1995, respectively. The amortized cost of MBS was $35.8 million at June 30, 1996.

4.      BORROWINGS

Borrowings at June 30, 1996 consisted of three short term advances totalling $33.0 million and four long term advances totalling $25.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The short term advances had interest rates from 5.40% to 5.56%, which reprice quarterly based on the three month London Interbank Offered Rate ("LIBOR") index. Three long term advances for $5 million each had interest rates from 5.54% to 5.61% and reprice quarterly based on the three month LIBOR index. The other long term advance for $10.0 million had an interest rate of 5.25% and reprices semi-annually based on the six month LIBOR index. The advances are collateralized by certain residential first mortgage loans, deposits with FHLB, and FHLB stock.

The Company also used three reverse repurchase agreements with a third party lender to borrow $7.0 million during the quarter by pledging certain securities with a face amount of $7.2 million. The three advances have an interest rate of 5.40% and mature in July 1996.

5.      REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 1996:

       <CAPTIONS>
                                   --------------------       -------------------      --------------------
                                       Tangible capital              Core capital        Risk-based capital
                                   --------------------       -------------------      --------------------
                                        Amount  Percent            Amount Percent           Amount  Percent
                                   --------------------       -------------------      --------------------
GAAP capital                      $121,221,674     20.8 %    $121,221,674    20.8 %   $121,221,674     44.8 %
General loan valuation allowance            --       --                --      --          897,820      0.3
                                   --------------------       -------------------      --------------------
Regulatory capital computed        121,221,674     20.8       121,221,674    20.8      122,119,494     45.1
Minimum capital requirement          8,758,285      1.5        17,516,569     3.0       21,579,752      8.0
                                   --------------------       -------------------      --------------------
Regulatory capital excess         $112,463,389     19.3 %    $103,705,105    17.8 %   $100,539,742     37.1 %
                                   ====================       ===================      ====================
/TABLE

6.      STOCKHOLDERS' EQUITY

Subsequent to the ratification of the adoption of the 1996 Management Recognition and Development Plan ("MRDP") at the annual meeting on April 9, 1996, 489,325 shares of stock were purchased in the open market at a cost of $6.7 million, to be held in trust for future allocation to management in accordance with the terms of the MRDP Trust.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
General

Klamath First Bancorp, Inc. (the "Company"), an Oregon corporation, became the unitary savings and loan holding company for Klamath First Federal Savings and Loan Association (the "Association") upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association on October 4, 1995. At June 30, 1996, the Company had total consolidated assets of $629.9 million and consolidated stockholders' equity of $161.8 million. The Company is currently not engaged in any other business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association and its subsidiary.

The Association is a traditional, community-oriented, savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and to a lesser extent on commercial property and multi-family dwellings.

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

The Association is a member of the Federal Home Loan Bank of Seattle. The Association conducts its business through eight office facilities, with the main office located in Klamath Falls, Oregon. The Association considers its primary market area to be the counties of Klamath, Deschutes and Jackson in Southern and Central Oregon. The Association opened a new loan production office in the city of Redmond, Deschutes County, Oregon in March 1996.


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

Several legislative alternatives have been suggested by members of Congress which include a merger of the funds and/or a payment by all SAIF-member institutions, including the Association, of a one-time assessment to increase SAIF's reserves to $1.25 per $100 of deposits. Such assessment is estimated to be approximately 80 basis points on the amount of deposits held by a SAIF-member institution at March 31, 1995. The payment of a one-time fee would have the effect of immediately reducing the capital and earnings of SAIF member
institutions by the amount of the fee.   Based on the Association's assessable
deposits of $376.4 million at March 31, 1995, a one-time assessment of 80 basis points would equal approximately $3.0 million. This assessment, if it occurred, would represent a decrease in book value per share of $.27 at June 30, 1996. Management cannot predict whether any legislation, including legislation imposing such a fee, will be enacted, or, if enacted, the amount of any one-time fee or whether ongoing SAIF premiums will be reduced to a level equal to that of BIF premiums.

Proposed Recapture of Bad Debt Reserves

Legislation passed by the U.S. Congress and awaiting the President's signature would repeal the reserve method of accounting for thrift bad debt reserves (including the percentage-of-taxable income method) for tax years beginning after December 31, 1995. This would require the Association to account for bad debts using the specific charge-off method. Under the proposed legislation, the change in accounting method that eliminates the reserve method would trigger bad debt reserve recapture for post-1987 excess reserves over a six-year period.
At June 30, 1996, the Association's post-1987 excess reserves amounted to $4.0 million. A special provision suspends recapture of post-1987 excess reserves for up to two years if, during those two years, the institution satisfies a "residential loan requirement." This requirement would be met if the principal amount of the institution's residential loans exceeds a base year amount, which is determined by reference to the average of the institution's loans during the six taxable years ending before January 1, 1996. However, notwithstanding this special provision, recapture would be required to begin no later than the first taxable year beginning after December 31, 1997. Management cannot predict whether the legislation providing for the recapture of bad debt reserves will be signed into law.

Changes in Financial Condition

At June 30, 1996, the consolidated assets of the Company totalled $629.9 million, a decrease of $17.9 million or 2.76% from September 30, 1995. The decrease in total assets was primarily a result of the refund of $65.7 million to subscribers in the stock offering as a result of the oversubscription of the stock offering. However, despite this $65.7 million decrease, an increase of $47.8 million was achieved through an increase in loans and investments funded by an additional $38.0 million advance from the FHLB of Seattle.

Net loans receivable increased by $52.0 million, or 12.89%, to $455.5 million at June 30, 1996, compared to $403.5 at September 30, 1995. The increase was primarily the result of an increase in loan demand due to lower interest rates, which resulted in new loan originations for the nine months ended June 30, 1996 of $102.7 million.

Total cash and investments decreased $114.3 million, or 49.52%, from $230.8 million on September 30, 1995 to $116.4 on June 30, 1996. This decrease was primarily a result of the refund of $65.7 million to subscribers in the stock offering, the purchase of $49.0 million in adjustable rate mortgage backed securities, the funding of the additional $102.7 million in loans mentioned above, the payment of real estate taxes reserved on loans receivable of $8.2 million, an increase in savings deposits of $9.6 million. An additional FHLB of Seattle advance of $38.0 million was used to fund the increase in loans receivable and the purchase of investments. In addition, $7.0 million was borrowed from a third party to fund the open market purchase of stock to be held in the MRDP Trust.


The Financial Accounting and Standards Board allowed investors a one-time opportunity to reclassify investments from "Held to Maturity" to "Available for Sale" between November 15 and December 31, 1995. The Association took advantage of this opportunity and reclassified $28.8 million of investments to "Available for Sale." See Note 3.

The Company had not invested in MBS for several years, but as a result of the offering proceeds and the Company's goal to improve interest rate risk, $49.0 million in adjustable rate mortgage backed securities guaranteed by various government agencies were purchased during the three quarters ended June 30, 1996. Also during these periods $6.2 million of principal was repaid on MBS which resulted in the balance of $42.8 million at June 30, 1996.

Savings deposits increased $9.6 million, or 2.50%, from $384.4 million at September 30, 1995 to $394.0 million at June 30, 1996. This increase was the result of accepting deposits from banks, thrifts and credits unions on a national basis, and a decrease in deposits after the refund of over subscriptions related to the stock conversion offering.

Advances from borrowers for taxes and insurance decreased $2.5 million from September 30, 1995 to June 30, 1996, after paying $8.2 million in reserves for the required real estate taxes due on the loan receivable portfolio, and $1.4 million in refunds for excess reserves collected during the past twelve months and offset by the accrual of payments received on loans during the past nine months.

Advances from the FHLB of Seattle increased $38.0 million, or 190.00%, from $20.0 million at September 30, 1995 to $58.0 million at June 30, 1996. The increase was used to fund the $102.7 million in net loans receivable and purchase additional investments.

Short-term borrowings of $7.0 million were obtained by pledging certain securities to a third party and the funds were used to purchase Company stock in the open market totalling $6.7 million to fund the MRDP Trust.

Total stockholders' equity decreased $2.9 million, or 1.76%, from $164.7 million at September 30, 1995 to $161.8 million at June 30, 1996. This decrease was primarily the result of a decrease in the market value of securities available for sale of $2.2 million, the purchase of stock to fund the MRDP Trust totalling $6.7 million, and dividends totalling $2.0 million, which were offset by the $7.1 million in earnings during the nine month period of September 30, 1995 to June 30, 1996.

Results of Operation

              Comparison of Nine Months Ended June 30, 1996 and 1995

General.   Net income increased $2.9 million or 69.05%, from $4.2 million for the nine months ended June 30, 1995 to $7.1 million for the nine months ended June 30, 1996. This increase was primarily attributable to an increase of $158.5 million in total average earning assets from average interest earning assets of $446.0 million at June 30, 1995 to $604.5 million on June 30, 1996, which was primarily the result of the additional capital raised by the stock offering as well as normal growth. Interest rate spread decreased 81 basis points, from 2.95% for the nine month period ending June 30, 1995 to 2.14% for the nine month period ending June 30, 1996 due to an increase in interest rates during the period, resulting in the Association's liabilities repricing upward faster than its assets. Net interest margin increased 25 basis points from 3.40% for the nine month period ending June 30, 1995 to 3.65% for the nine month period ending June 30, 1996, as a result of the higher average earnings asset balances.

Interest Income. As mentioned above, the additional interest income generated by the additional $158.5 million in average interest earning assets contributed to an increase of $7.4 million in interest income for the nine months ended
June 30, 1996 compared to 1995. During the nine month period ended June 30, 1995, 86.51% of interest income was generated by the loans receivable compared to 77.18% for the nine months ended June 30, 1996. In most cases, loans will generate higher average yields than investments. As a result, the average yield on interest earning assets decreased 41 basis points from 7.80% for the nine months ended June 30, 1995 compared to 7.39% for the same period ended June 30, 1996. Of this increase, $3.3 million is attributable to additional loan income due to an increase in loans receivable. The increase in loans receivable was primarily a result of strong new purchase loan originations exceeding loan refinancing which resulted in greater net loan growth for 1996.

The remaining increase of $4.1 million was a result of investing the proceeds of the stock sale and borrowings in 30 year adjustable rate agency MBS, under five year fixed rate agencies, fixed and adjustable corporate securities and overnight funds. The average balance of investments increased by $104.1 million for the nine months ended June 30, 1996 compared with the comparable period in 1995.

Interest Expense. Interest expense on savings deposits increased $1.2 million for the nine months ended June 30, 1996 as compared to the comparable period in 1995. Total deposits increased by $7.7 million from June 30, 1995 to June 30, 1996, and the average interest paid on interest-bearing deposits increased 38 basis points from 4.88% for the nine months ended June 30, 1995 to 5.26% for the same period ended June 30, 1996. This increase was a result of the increased pricing competition in the Company's market area.

Provision for Loan Losses. The provision for loan losses was $90,000 during the nine months ended June 30, 1996 compared to a $90,000 provision during the nine months ended June 30, 1995. There were no charge offs during the nine months
ended June 30, 1996.   Charge offs amounted to $57,000 for the nine months ended
June 30, 1995. At June 30, 1996, the allowance for loan losses was equal to 297.35% of non-performing assets compared to 106.60% at September 30, 1995. The increase in the coverage ratio at June 30, 1996 was the result of a loan that was brought current, which totaled $304,992 out of the total non-performing loans of $758,000 at September 30, 1995.

Non-Interest Income. Non-interest income increased $18,231 or 7.16%, to $272,805 for the nine months ended June 30, 1996 from $254,574 for the nine months ended June 30, 1995. The increase was primarily attributable to increased income from fees and service charges of $59,345 and other income of $21,095. There has been limited real estate owned activity for the nine months ended June 30, 1996, which has resulted in a decrease in gain on sale of real estate owned of $52,209 compared to the same nine month period ending June 30, 1995.

Non-Interest Expense. Non-interest expense increased $938,497, or 19.93%, for the nine months ended June 30, 1996, from $4.7 million for the comparable period in 1995 to $5.6 million. Of this increase, $626,125 was attributable to an increase in compensation and benefit expense in 1996, primarily reflecting the accrual for ESOP contributions to be distributed at year end. The balance of the increase was a result of a general increase in occupancy expense, data processing expense, insurance premiums and other expenses. The ratio of non-interest expense to average total assets was 1.36% and 1.22% for the nine months ended June 30, 1995 and 1996, respectively.

Income Taxes. The provision for income taxes increased $1.4 million for the nine months ended June 30, 1996 compared with the prior year, primarily as a result of higher pretax earnings.


              Comparison of Three Months Ended June 30, 1996 and 1995

General. Net earnings increased $1.0 million or 71.43%, from $1.4 million for the three months ended June 30, 1995 to $2.4 million for the three months ended June 30, 1996. This increase was primarily attributable to an increase of $159.0 million in total average earning assets from $454.1 million for the quarter ended June 30, 1995 to $613.1 million for the quarter ended June 30, 1996, which was primarily the result of the additional capital raised by the stock conversion as well as normal growth. Interest rate spread decreased 42 basis points from 2.74% for the three month period ending June 30, 1995 to 2.32% for the three month period ending June 30, 1996, due to a higher interest rate environment during the three month period of 1996, resulting in the
Association's liabilities repricing upward faster than its assets.   Net
interest margin increased 40 basis points from 3.29% for the three month period ending June 30, 1995 to 3.69% for the three month period ending June 30, 1996, as a result of the higher average earning asset balances.

Interest Income. As mentioned above, the additional interest income generated by the additional $159.0 million in average interest earning assets contributed to an increase of $2.5 million in interest income for the three months ended June 30, 1996 compared to 1995. During the three month period ended June 30, 1995, 87.12% of interest income was generated by the loans receivable compared to 78.23% for the three months ended June 30, 1996. In most cases, loans will generate higher average yields than investments. As a result, the average yield on interest earning assets decreased 41 basis points from 7.88% for the three months ended June 30, 1995 compared to 7.47% for the same period ended June 30, 1996. Of this increase, $1.2 million is attributable to additional loan income due to an increase in loans receivable. The increase in loans receivable was primarily a result of strong new purchase loan originations as opposed to loan refinancing which resulted in greater net loan growth for 1996.

The remaining increase of $1.3 million was a result of having invested the proceeds of the stock sale in MBS and other investments. The average balance of investments increased by $95.0 million for the quarter ended June 30, 1996 compared with the comparable period in 1995.

Interest Expense. Interest expense on savings deposits increased $205,870 for the three months ended June 30, 1996 as compared to the comparable period in 1995. The average interest paid on interest-bearing deposits increased 15 basis points from 5.03% for the three months ended June 30, 1995 to 5.18% for the three months ended June 30, 1996, as a result of increasing deposit rates to meet local competition.

Provision for Loan Losses. The provision for loan losses was $30,000 during both the three months ended June 30, 1996 and 1995. There were no charge offs during the three months ended June 30, 1996 and 1995.

Non-Interest Income. Non-interest income increased $10,460 or 12.3% to $95,533 for the three months ended June 30, 1996 from $85,073 for the three months ended June 30, 1995. The increase was primarily attributable to increased income from fees and service charges of $18,748, despite the decrease in gain on the sale of real estate owned of $9,669.

Non-Interest Expense. Non-interest expense increased $291,578, or 18.37%, for the three months ended June 30, 1996, from $1.6 million for the comparable period in 1995 to $1.9 million. Of this increase, $132,920 was attributable to an increase in compensation and benefit expense in 1996, primarily reflecting the accrual for ESOP contributions to be distributed at year end. The balance of the increase was a result of a general increase in occupancy expense and other expenses. The ratio of non-interest expense to average total assets was 1.36% and 1.22% for the three months ended June 30, 1995 and 1996, respectively.

Income Taxes. The provision for income taxes increased $605,503 for the three months ended June 30, 1996 compared with the prior year, primarily as a result of higher pretax earnings.

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

Item 4.         Submission of Matters to a Vote of Security Holders



The Company held an annual meeting on April 9, 1996. The entire slate of eight directors was brought before the security holders for vote. The following eight directors were nominated and elected for their respective terms: Timothy A. Bailey (one-year term), James D. Bocchi (one-year term), William C. Dalton (one-year term), Rodney N. Murray (two-year term), Bernard Z. Agrons (two-year term), Gerald V. Brown (three-year term), J. Gillis Hannigan (three-year term) and Adolph Zamsky (three-year term).

Two additional items were on the agenda of the annual meeting and brought to a vote. A vote was asked for on the adoption of the Klamath First Bancorp, Inc. 1996 Stock Option Plan which was ratified with a vote of 6,868,729 in favor and 529,838 against, and a vote was asked for on the Klamath First Bancorp, Inc. 1996 Management Recognition and Development Plan which was ratified with a vote of 6,664,143 in favor and 764,006 against.

Item 5.         Other Information

                Not applicable.


Item 6.         Exhibits and Reports on Form 8-K

                a)       Not applicable.

                b) A report on From 8-K dated April 11, 1996 was filed on April 16, 1996 relating to the Company's announcement of a 4% stock repurchase to fund its MRDP.

                         A report on Form 8-K dated May 21, 1996 was filed on May 24, 1996, and an amended report on Form 8-KA dated May 31, 1996 was filed on June 3, 1996 relating to the Company's change in certifying accountants.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KLAMATH FIRST BANCORP, INC.

Date:   August 12, 1996            By:    /s/ Gerald V. Brown
                                           ---------------------------
                                           Gerald V. Brown, President
                                           and Chief Executive Officer


Date:   August 12, 1996            By:    /s/ Marshall Jay Alexander
                                           ---------------------------
                                           Marshall Jay Alexander, Vice
                                           President and Chief FinanciaL Officer