Form 10-K
period 1996-09-30
KLAMATH FIRST BANCORP INC
filed 1996-12-24
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended September 30, 1996

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         Commission File Number: 0-26556

                           KLAMATH FIRST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     Oregon                                          93-1180440
----------------------------------------------                  ---------------
(State or other jurisdiction of incorporation                   I.R.S. Employer
or organization)                                                   I.D. Number)

540 Main Street, Klamath Falls, Oregon                                    97601
----------------------------------------------                  ---------------
 (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:              (541) 882-3444
                                                               ----------------

Securities registered pursuant to Section 12(b) of the Act:            None
                                                               ----------------

Securities registered  pursuant to
Section  12(g) of the Act:                Common Stock,par value $.01 per share
                                          -------------------------------------
                                                            (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for the past 90 days.  YES X   NO
                                                 ---    ---

     Indicate by check mark whether  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES X NO
                                          ---   ---

     As of December 10, 1996, there were issued and outstanding 11,612,470 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 10, 1996 of $15.00, was $167,255,070.

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1996 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 1997 Annual Meeting of Shareholders (Part III).

     3. Registrant's Current Report on Form 8-K dated May 21, 1996, as amended on May 31, 1996 (Part II, Item 9).

                                    PART I
Item 1.  Business

General

      Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 1996, the Company had total assets of $672.0 million, total deposits of $399.7 million and shareholders' equity of $153.4 million. All references to the Company herein include the Association where applicable.

      The Association was organized in 1934. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Association also is a member of the Federal Home Loan Bank ("FHLB") System.

      The Association is a traditional, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and to a lesser extent on commercial property and multi-family dwellings. At September 30, 1996, permanent residential one- to four-family real estate loans totalled $447.0 million, or 91.50% of the total loans. The Association has historically emphasized fixed-rate lending but has determined to place greater emphasis on the origination of adjustable rate loans on permanent one- to four-family residences. In an attempt to increase this type of business, in November 1994 the Association began to use below market "teaser" rates which are competitive with other institutions originating mortgages in the Association's primary market area. At September 30, 1996, 89.32% and 10.68% of the Association's total loan portfolio consisted of long-term, fixed-rate and adjustable rate loans, after loans in process and non-performing loans, respectively.

Market Area

      The Association's market area covers the counties of Klamath, Deschutes and Jackson in Southern and Central Oregon. This area has a diverse economic base, with each of the three counties influenced by distinct economic factors.

      The economy of Klamath County, where the Association's main office is located, has been historically reliant on the timber and wood products industry and agriculture. However, Klamath County's economy has been increasingly influenced in recent years by employment growth in light industry, the federal government (including the Kingsley Field Air National Guard Installation) and health services. Major employers in Klamath County include Merle West Medical Center and JELD-WEN (wood products).

      The economy of Deschutes County, which is located in the center of the state, has been affected by rapid expansion in tourism, recreation and retirement activities, especially in and around the Three Sisters Alpine
Wilderness Area and the Mt. Bachelor ski area. Much of this activity, and related service sector and retail/wholesale trade employment, is centered in Bend which lies 140 miles north of the Association's main office. Redmond, Oregon, 20 miles to the north of Bend and the location of the new loan center, has grown rapidly because of affordable housing for many people employed in the Bend area. Deschutes County's major employers include Bend Mill Works (wood products), St. Charles Medical Center and Bend-Lapine Schools.

      The economy of Jackson County has been influenced by a steady influx of new residents, primarily retirees, many of whom have migrated from nearby California. Related to this increase, employment in services, including lodging, recreation and health care, has expanded. The cities of Medford, which is 75 miles northwest of the Association's main office, and Ashland which is 62 miles southwest of the main office, are located in Jackson County. Major employers in Jackson County include Bear Creek Corporation (fruit production and sales), Rogue Valley Medical Center and Jackson County School District.


Yields Earned and Rates Paid

      The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                      Year Ended
                                                         At          September 30,
                                                    September 30,  -----------------
                                                       1996        1996   1995  1994
                                                   ------------    ----   ----  ----

Weighted average yield:
   Loans receivable...........................     7.73%          8.00%  7.89%  8.12%
   Mortgage backed and related securities.....     6.34           5.75     --     --
   Investment securities......................     6.31           6.27   7.43   7.09
   Federal funds sold.........................     5.38           5.47   5.55   3.42
   Time deposits..............................     5.24           5.37   5.30   5.39
   FHLB stock.................................     8.00           7.64   6.86   8.89

Combined weighted average yield on
 interest-bearing assets......................     7.34           7.45   7.75   7.86
                                                   ----           ----   ----   ----

Weighted average rate paid on:
   Tax and insurance reserves.................     3.30           3.30   3.97   4.10
   Passbook accounts..........................     3.29           2.87   2.78   2.67
   Negotiable order of withdrawal ("NOW") accounts 2.54           2.47   2.44   2.58
   Money market deposit accounts..............     3.96           3.88   3.95   3.33
   Certificate accounts.......................     5.95           5.94   5.79   5.30
   FHLB advances..............................     5.62           5.60   6.21     --

Combined weighted average rate on
 interest-bearing liabilities.................     5.30           5.23   5.02   4.46
                                                   ----           ----   ----   ----

Net interest spread...........................     2.04%          2.22%  2.73%  3.40%
                                                   ====           ====   ====   ====


Average Balances, Net Interest Income and Yields Earned and Rates Paid

      Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" on page 12 of the Annual Report, which section is incorporated herein by reference.

Interest Sensitivity Gap Analysis

      Reference is made to the section entitled "Interest Sensitivity Gap Analysis" on page 10 of the Annual Report, which section is incorporated herein by reference.

Rate/Volume Analysis

      Reference is made to the section entitled "Rate/Volume Analysis" on page 13 of the Annual Report, which section is incorporated herein by reference.

Lending Activities

      General. As a federally chartered savings and loan association, the Association has authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 95% of the mortgage loans in the Association's portfolio are secured by properties located in Klamath, Jackson and Deschutes counties in Southern and Central Oregon. It is management's intention, subject to market conditions, that the Association will remain a traditional financial institution originating long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate.

      Permanent residential one- to four-family mortgage loans amounted to $447.0 million, or 91.50%, of the Association's total loan portfolio before net items, at September 30, 1996. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $37.6 million, or 7.70%, of the total loan portfolio, before net items, at September 30, 1996. Approximately 0.80%, or $3.9 million, of the Association's total loan portfolio, before net items, as of September 30, 1996 consisted of non-real estate loans.

      Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $18.0 million at September 30, 1996. At September 30, 1996, the Association had seven borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $1.4 million and consisted of three loans, all of which were secured by multi-family residential or commercial real estate. All of those loans have performed in accordance with their terms since origination.

      The Association has placed a growing emphasis on the origination of adjustable rate mortgage ("ARM") loans in order to increase the interest rate sensitivity of its loan portfolio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset Liability Management and Interest Rate Risk" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 1996, $51.3 million, or 10.68% of loans in the Association's total loan portfolio, after loans in process and non-performing loans, consisted of ARM loans.


Loan Portfolio Analysis.
The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                         At September 30,
                               ----------------------------------------------------------------------------------------------
                                    1996                  1995                 1994                 1993                1992
                               ----------------     ----------------     ----------------     ----------------    ----------------
                               Amount   Percent     Amount   Percent     Amount   Percent      Amount  Percent    Amount   Percent
                               --------  ------     -------  -------     -------  -------     -------  -------    -------  -------
                                                                         (Dollars in Thousands)
Real estate loans:
  Permanent residential
    1-4 family .............   $447,004  91.50%      $381,683  91.68%    $337,212  90.06%    $291,317  90.54%     $272,421   91.61%
  Multi-family residential .      6,555   1.34          7,433   1.79        8,209   2.19        7,797   2.42         6,009    2.02
  Construction .............     14,276   2.92          9,807   2.36       12,625   3.37        8,298   2.58         5,055    1.70
  Commercial ...............     15,645   3.20         13,984   3.36       13,425   3.58       11,227   3.49        10,420    3.50
  Land .....................      1,152   0.24          1,072   0.25        1,180   0.32        1,270   0.39         1,376    0.46
                               --------  -----       --------  -----     --------  -----     --------  -----      --------   -----
Total real estate loans ....    484,632  99.20        413,979  99.44      372,651  99.52      319,909  99.42       295,281   99.29
                               --------  -----       --------  -----     --------  -----     --------  -----      --------   -----


Non-real estate loans:
  Savings accounts .........      1,640   0.34          1,966   0.47        1,316   0.35        1,250   0.39        1,414     0.48
  Home improvement loans ...      1,977   0.40             --     --           --     --           --     --           --       --
  Education ................       --       --             --     --           --     --           --     --           99     0.03
  Other ....................        302   0.06            367   0.09          472   0.13          615   0.19          594     0.20
                               --------  -----       --------  -----     --------  -----     --------  -----      --------   -----
Total non-real estate loans       3,919   0.80          2,333   0.56        1,788   0.48        1,865   0.58        2,107     0.71
                               --------  -----       --------  -----     --------  -----     --------  -----      --------   -----
 Total loans ...............    488,551 100.00%       416,312 100.00%     374,439 100.00%     321,774 100.00%     297,388   100.00%
                                        ======                ======              ======              ======                ======

Less:
Undisbursed portion of loans      8,622                 7,203               9,310               7,148               5,240
Deferred loan fees .........      5,445                 4,757               4,252               3,330               2,354
Allowance for loan losses ..        928                   808                 755                 628                 572
                              ---------              --------            --------            --------            --------
Net loans ..................   $473,556              $403,544            $360,122            $310,668            $289,222
                              =========              ========            ========            ========            ========



      The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.


                                   At September 30,
                       -------------------------------------
                               1996              1995
                       -----------------   -----------------
                         Amount  Percent    Amount  Percent
                       --------  -------   -------  --------
                                  (Dollars in thousands)

Fixed rate..           $428,528   89.32%   353,457   86.55%
Adjustable-rate          51,250   10.68     54,918   13.45
                       --------  ------  ---------  ------
     Total..           $479,778  100.00%  $408,375  100.00%
                       ========  ======   ========  ======

     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association is the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1996, $447.0 million, or 91.50%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans. As of such date, the average balance of the Association's permanent residential one- to four-family mortgage loans was $60,447.

     The Association presently originates both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 1996, $410.1 million, or 86.61% of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $42.3 million, or 8.92%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Association qualifies the ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 1996, the Association charged 1.75% origination fees on its ARM loans.

     The Association has placed greater emphasis on the origination of ARM loans for permanent one- to four-family residences. In an attempt to increase this type of business, the Association uses below market "teaser" rates which are competitive with other institutions originating mortgages in the Association's primary market area. Initially, ARM loans are priced at the competitive teaser rate and after one year reprice at 2.875% over the One-Year Constant Maturity Treasury Bill Index, with a maximum increase or decrease of 2.00% in any one year and 6.00% over the life of the loan.

     The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing with increased costs to the borrower. Furthermore, the ARM loans originated by the Association generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting). These loans are subject to increased risks of default or delinquency because of this. Another consideration is that although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

      The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's lending policies on permanent residential one- to four-family mortgage loans generally limit the maximum loan-to-value ratio to 90% of the lesser of the appraised value or purchase price of the property and generally all permanent residential one- to four-family mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance. A 95% loan-to- value program is available for owner occupied purchase transactions.

      The Association also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans, except that the maximum loan-to-value ratio is generally 75% of the lesser of the appraised value or purchase price of the property and such loans are generally provided at an interest rate generally higher than owner-occupied loans.

      The Association offers fixed-rate, permanent residential one- to four-family mortgage loans with terms of 15 to 30 years. Substantially all permanent one- to four-family loans have original contractual terms to maturity of 30 years. Such loans are amortized on a monthly basis with principal and interest due each month and customarily include "due-on-sale" clauses. The Association enforces due-on-sale clauses to the extent permitted under applicable laws. Substantially all of the Association's mortgage loan portfolio consists of conventional loans.

      Historically, the Association has not originated significant amounts of mortgage loans on second residences. However, with the opening of a branch office in Bend and the loan center in Redmond, near popular ski areas and other outdoor activities, the Association believes that there is an opportunity to engage in such lending within the parameters of its current underwriting policies.

      Commercial and Multi-Family Real Estate Loans. The Association has historically engaged in a limited amount of multi-family and commercial real estate lending. At September 30, 1996, $6.6 million, or 1.34%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and $15.6 million, or 3.20%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans include primarily loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. All of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $155,247 at September 30, 1996, the largest of which was a $1.2 million loan secured by a commercial office property. The loan has performed in accordance with its terms since origination. Originations of commercial real estate and multi-family residential real estate amounted to 2.58%, 1.35% and 4.51% of the Association's total loan originations in the fiscal year ended September 30, 1996, 1995 and 1994, respectively.

      The Association's commercial and multi-family loans have terms which range up to 25 years and loan-to-value ratios of up to 75%. The Association currently originates fixed- and adjustable-rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 1996, $9.0 million, or 1.87%, after loans in process and non-performing loans, of commercial and multi-family residential real estate loans had adjustable rates of interest.

      Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Association generally attempts to mitigate the risks associated with multi-family commercial and residential real estate lending by, among other things, lending on collateral located in its market area and generally to individuals who reside in its market.

      Construction Loans. The Association makes construction loans primarily to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans"). The Association generally limits loans to builders to not more than two residences under construction at a given time. With the exception of a limited number of 18-month speculative loans, construction loans generally begin to amortize as permanent residential one-to four-family mortgage loans within one year of origination unless extended. At September 30, 1996, construction loans amounted to $14.3 million (including $1.0 million of speculative loans), or 2.92%, of the Association's total loan portfolio before net items. Construction loans have rates and terms which generally match the non-construction loans then offered by the Association, except that during the construction phase, the borrower pays only interest on the loan. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Association's market area.

      Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and, in the case of speculative loans, the need to obtain a purchaser. The Association has sought to minimize the risks associated with permanent construction lending by limiting construction loans to qualified owner-occupied borrowers with construction performed by qualified state licensed builders located primarily in the Association's market area.

      The Association's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Interim construction loans are qualified at permanent rates in order to ensure the capability of the borrower to repay the loan.

      Loan proceeds are disbursed only as construction progresses and inspections warrant. These loans are underwritten to the same standards and to the same terms and requirements as one- to four-family purchased mortgage loans, except the loans provide for disbursement of funds during a construction period of up to one year. During this period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Disbursements during the construction period are limited to no more than the percent of completion. Up to 95% loan-to-value upon completion of construction, may be disbursed if private mortgage insurance above 80% loan-to-value is in place.

      Land Loans. The Association makes loans to individuals for the purpose of acquiring land to build a permanent residence. These loans generally have terms not exceeding 15 years and maximum loan-to-value ratios of 75%. As of September 30, 1996, $1.2 million, or 0.24%, of the Association's total loan portfolio consisted of land loans.

      Non-Real Estate Loans. Non-real estate lending has traditionally been a small part of the Association's business. Non-real estate loans generally have shorter terms to maturity or repricing and higher interest rates than real estate loans. As of September 30, 1996, $3.9 million, or .80%, of the Association's total loan portfolio consisted of non-real estate loans. As of that date, $1.6 million, or .34%, of such loans were secured by savings accounts.

At September 30, 1996, $2.0 million, or 0.40%, million of non-real estate loans consisted of Title I home improvement loans insured by the Federal Housing Administration and most are secured by liens on the real property.

      Loan  Maturity  and  Repricing.  The  following  table sets forth  certain information  at September  30, 1996  regarding the dollar amount of total loans, after loans in process and non-performing  loans,  maturing in the Association's portfolio,  based on the  contractual  terms to maturity.  Demand  loans,  loans having no stated schedule of repayments and no stated  maturity,  and overdrafts are reported as due in one year or less.
                                     After One Year
                     Within One Year  Through 5 Years  After 5 Years  Total
                     ---------------  ---------------  -------------  -----
                                     (In thousands)
Permanent residential
   1-4 family:
  Adjustable rate.....    $41,149         $1,109       $     --    $ 42,258
  Fixed rate..........        884          1,098        408,150     410,132
Other mortgage loans:
  Adjustable rate.....      8,843            249             --       8,992
  Fixed rate..........         96          2,088         12,293      14,477
Non-real estate loans.      1,159            836          1,924       3,919
                          -------         ------      ---------   ---------
    Total loans.......    $52,031         $5,380       $422,367    $479,778
                          =======         ======       ========    ========


      Scheduled contractual amortization of loans does not reflect the actual term of the Association's loan portfolio. The average life of loans is substantially less than their contractual terms because of prepayments and due-on-sale clauses, which gives the Association the right to declare a conventional loan immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid.

      The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 1996, which have fixed interest rates and have floating or adjustable rates, was $426.4 million and $1.4 million, respectively.

      Loan Commitments. The Association issues commitments for fixed- and adjustable-rate one- to four-family residential mortgage loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 60 days from commitment. The Association had outstanding loan commitments of approximately $10.8 million at September 30, 1996 consisting of $146,000 of variable rate loans and $10.7 million of fixed rate loans. See Note 16 of Notes to the Consolidated Financial Statements.

      Loan Solicitation and Processing. The Association originates real estate and other loans at each of its offices. Loan originations are obtained by a variety of sources, including developers, builders, existing customers, newspapers, radio, periodical advertising and walk-in customers, although referrals from local realtors has been the primary source. Loan applications are taken by lending personnel, and the loan processing department obtains credit reports, appraisals and other documentation involved with a loan. All of the Association's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association's Board of Directors. Property valuations are required on all real estate loans and are prepared by employees experienced in the field of real estate or by independent appraisers approved by the Association's Board of Directors. Additionally, all appraisals on loans in excess of $250,000 must meet applicable regulatory standards.

      The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, the location of the real estate, and, in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Association generally requires title insurance on all loans and also that borrowers provide evidence of fire and extended casualty insurance in amounts and through insurers that are acceptable to the Association. A loan application file is first reviewed by a loan officer of the Association and then is submitted to the loan committee for underwriting and approval. The Association generally originates loans for its own portfolio which has enabled it to develop an expedited loan application and approval process which management believes provides it with a competitive advantage in its primary market area. The Association can make loan commitments, subject to property valuation and possible other conditions of approval, in three to five days if income and credit data of the borrower are readily available.

      Loan Originations, Purchases and Sales. The Association has originated substantially all of the loans in its portfolio and generally holds them until maturity. During the year ended September 30, 1996, the Association originated $135.6 million in total loans, compared to $84.7 million in the same period of 1995. The increase in loan originations was attributable to strong new purchase loan originations.

      The Association generally does not engage in the sale or purchase of loans. Between 1989 and 1992, however, the Association purchased permanent residential one- to four-family jumbo mortgage loans (i.e., loans with principal balances over $203,150) on detached residences from various localities throughout the Western United States, primarily Oregon, Washington, California and Arizona. At one time the aggregate balance of such loans was approximately $64.6 million. At September 30, 1996, the balance was $5.8 million. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association.

      The following table shows total loans originated,  loan reductions and the net increase in the Association's loans during the periods indicated.
                                                 Year Ended September 30,
                                                -------------------------
                                                1996        1995       1994
                                                ----        ----       ----
                                                      (In thousands)

Total net loans at beginning of period....       $403,544   $360,122   $310,668
Loans originated:
 Real estate loans originated (1).........        133,814     83,344    128,814
 Non-real estate loans originated.........          1,753      1,370      1,211
                                                 --------   --------   --------
   Total loans originated.................        135,567     84,714    130,025
                                                 --------   --------   --------

Loan reductions:
 Principal paydowns.......................        (64,530)   (40,408)   (79,226)
 Other reductions (2).....................         (1,025)      (884)    (1,345)
                                                 --------   --------   --------
    Total loan reductions.................        (65,555)   (41,292)   (80,571)
                                                 --------   ---------  --------

Total net loans at end of period..........       $473,556    $403,544  $360,122
                                                 ========    ========  ========

(1)   Includes decreases/increases from loans-in-process.
(2) Includes net reductions due to deferred loans fees, discounts net of amortization, provision for loan loss and transfers to real estate owned.

      Loan Origination and Other Fees. In addition to interest earned on loans, the Association receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the real estate loan and are charged to the borrower in connection with the origination of the loan. The amount of points charged by the Association varies, though it generally amounts to 1.75% on permanent loans and 2.00% on construction loans.

      In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 1996, the Association had $5.4 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.


Asset Quality

      Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1996, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                   Permanent
                                   residential         Non-real
                                   1-4 family          Estate Loans           Total
                              -------------------  -------------------   -------------------
                              Amount  Percentage   Amount  Percentage   Amount  Percentage
                              ------  ----------   ------  ----------   ------  ----------
                                                (Dollars in Thousands)
 Loans delinquent
for 90 days and more.....      $189       0.04%       $2         --%     $191       0.04%

      Delinquency Procedures. When a borrower fails to make a required payment on a real estate loan, the Association attempts to cure the delinquency by contacting the borrower. In the case of loans past due, appropriate late notices are sent on the fifth and fifteenth days after the due date. If the delinquency is not cured, the borrower is contacted by telephone on the fifteenth day after the payment is due.

      In the event a loan is past due for 45 days or more, the Association will attempt to arrange an in-person interview with the borrower to determine the nature of the delinquency; based upon the results of the interview and its review of the loan status, the Association may negotiate a repayment program with the borrower. If a loan remains past due at 60 days, the Association performs an in-depth review of the loan status, the condition of the property and the circumstances of the borrower. If appropriate, an alternative payment plan is established.

      At 90 days past due, a letter prepared by the Association's legal counsel is sent to the borrower describing the steps to be taken to collect the loan, including acceptance of a voluntary deed-in-lieu of foreclosure, and of the initiation of foreclosure proceedings. A decision as to whether and when to initiate foreclosure proceedings is made by senior management, with the assistance of legal counsel, at the direction of the Board of Directors, based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.

      Non-Performing Assets. The Association's non-performing assets consist of non-accrual loans, accruing loans greater than 90 days delinquent, real estate owned and other repossessed assets. All loans are reviewed on a regular basis and are placed on a non-accrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Association places all loans more than 90 days past due on non-accrual status. Uncollectible interest on loans is charged-off or an allowance for losses is established by a charge to earnings equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal in which case the loan is returned to accrual status.

      Real estate acquired by foreclosure or accounted for as "in substance" foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of Notes to the Consolidated Financial Statements. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of property exceeds its estimated net realizable value. From time to time, the Association also acquires personal property, generally mobile homes, which are classified as other repossessed assets and are carried on the books at their estimated fair market value and disposed of as soon as commercially reasonable.

      As of September 30, 1996, the Association's total non-performing loans amounted to $191,000, or 0.04% of total loans, before net items, compared to $734,000, or 0.18% of total loans, before net items, at September 30, 1995. The decrease in non-accruing loans at September 30, 1996 was the result of properties foreclosed and sold during the year.



      The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated. The Association had no material troubled debt restructurings as defined by SFAS No. 15 at any of the dates indicated.

                                                   At September 30,
                                                   ----------------
                                       1996     1995     1994     1993     1992
                                       ----     ----     ----     ----     ----
                                               (Dollars in thousands)
Non-accruing loans (1).......          $191    $734     $183     $198    $1,350
Accruing loans greater than 90
  days delinquent............            --      --       --       --        --
                                     ------   ------   ------   ------   ------
    Total non-performing loans          191     734      183       198    1,350

Real estate owned............            69      24       59       84       354
Other repossessed assets.....            --      --       --       16        --
                                     ------   ------   ------   ------   ------
    Total repossessed assets.            69     24        59      100       354
                                     ------   ------   ------   ------   ------
    Total non-performing assets        $260    $758     $242     $298    $1,704
                                     ======   ======   ======   ======   ======

Total non-performing assets as a
  percentage of total assets.          0.04%   0.12%    0.05%    0.07%     0.46%
                                       ====    ====     ====     ====      ====

Total non-performing loans as a
  percentage of total loans,
  before net items...........          0.04%   0.18%    0.05%    0.06%     0.45%
                                       ====    ====     ====     ====      ====

Allowance for loan losses as a
  percentage of total non-performing
  assets.....................        356.92%  106.80% 311.98%  210.74%    33.57%
                                     ======   ======  ======   ======     =====
Allowance for loan losses as a percentage
  of total non-performing loans      485.86%  110.08% 412.57%  317.19%    42.37%
                                     ======   ======  ======   ======     =====

(1)   Consists of permanent residential one- to four-family mortgage loans.


      For the year ended September 30, 1996, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

      Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four categories used to classify problem assets: "special mention", "substandard", "doubtful", and "loss." Special mention assets are not considered classified assets, but assets of questionable quality that have potential or past weaknesses that deserve management's close attention and monitoring. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets and assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to special mention assets and assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and the amounts reserved.

      Exclusive of assets classified loss and which have been fully reserved, the Association's classified assets at September 30, 1996 consisted of $281,000 of loans classified as substandard and $645,000 designated as special mention. As of September 30, 1996, total classified assets amounted to 0.14% of total assets.

      At September 30, 1996 and 1995, the aggregate amounts of the Association's classified assets were as follows:
                                 At September 30,
                                 ----------------
                                 1996        1995
                                 ----        ----
                                  (In thousands)

Loss..........................   $ --      $   --
Doubtful......................     --          --
Substandard assets............    281       1,095
Special mention...............    645          --


General loss allowances.......    928         808
Specific loss allowances......     --          --
Charge offs...................     --          67

      Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1996, the Association had an allowance for loan losses of $928,000, which was equal to 356.9% of non-performing assets and 0.19% of total loans.

      Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area),  and other  factors,  which  exist at the time the  determination  of the adequacy of the provision is made, related to the collectibility of the Association's loan portfolio. The provisions for loan losses charged against income for the years ended September 30, 1996, 1995 and 1994 were $120,000, $120,000 and $150,000, respectively. Management believes that the amount maintained in the allowances will be adequate to absorb possible losses in the portfolio.
                                      13


      The  following  table sets  forth for the  periods  indicated  information
regarding  changes  in  the  Association's   allowance  for  loan  losses.   All
information is before net items.


                                                     Year Ended September 30,
                                        -----------------------------------------------
                                           1996      1995      1994      1993      1992
                                           ----      ----      ----      ----      ----
                                                      (Dollars in thousands)
Total loans outstanding.........       $488,551  $416,312  $374,439  $321,774  $297,388
                                        =======   =======   =======   =======   =======
Average loans outstanding.......       $440,510  $381,689  $338,679  $298,481  $291,775
                                        =======   =======   =======   =======   =======
Allowance at beginning of period       $    808  $    755  $    628  $    572  $    532

Charge-offs.....................             --       (67)      (23)      (64)     (80)

Provision for loan losses.......            120       120       150       120       120
                                       --------  --------  --------  --------  --------

Allowance at end of period......       $    928  $    808  $    755  $    628  $    572
                                        =======   =======   =======   =======   =======
Allowance for loan losses as a percentage
 of total loans outstanding.....           0.19%     0.19%     0.20%     0.20%     0.19%
                                           ====      ====      ====      ====      ====

Ratio of net charge-offs to average loans
 outstanding during the period..            --%      0.02%     0.01%     0.02%     0.03%
                                           ===       ====      ====      ====      ====


      The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.


                                                                    At September 30,
                       ------------------------------------------------------------------------------------------------------------
                                         1996                                 1995                                1994
                       -----------------------------------  ----------------------------------  -----------------------------------
                                   Percent of                           Percent of                           Percent of
                          Amount Allowance in   Percent of     Amount Allowance in   Percent of    Amount  Allowance in  Percent of
                              of  Category to  Total Loans         of  Category to  Total Loans        of   Category to Total Loans
                       Allowance  Total Loans  by Category  Allowance  Total Loans  by Category  Allowance  Total Loans by Category
                       ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  ----------
                                                                  (Dollars in thousands)

Permanent residential
1-4 family ...........      $925       0.19%        91.50%      $807        0.19%        91.68%       $713       0.19%       90.06%
Multi-family residential      --         --          1.34         --          --          1.79          --         --         2.19
Construction ...........      --         --          2.92         --          --          2.36          --         --         3.37
Commercial .............      --         --          3.20         --          --          3.36          41       0.01         3.58
Land ...................      --         --          0.24         --          --          0.25          --         --         0.32
Non-real estate ........       3         --          0.80          1          --          0.56           1         --         0.48
                           -----      -----         -----      -----       -----        ------       -----      -----       ------
   Total ...............    $928       0.19%       100.00%      $808        0.19%       100.00%       $755       0.20%      100.00%
                           =====      =====        ======      =====       =====        ======       =====      =====       ======




                                                 At September 30,
                       -----------------------------------------------------------------------
                                         1993                                 1992
                       -----------------------------------  ----------------------------------
                                   Percent of                           Percent of
                          Amount Allowance in   Percent of     Amount Allowance in   Percent of
                              of  Category to  Total Loans         of  Category to  Total Loans
                       Allowance  Total Loans  by Category  Allowance  Total Loans  by Category
                       ---------  -----------  -----------  ---------  -----------  -----------
                                               (Dollars in thousands)

 Permanent residential
  1-4 family ............   $599       0.19%        90.54%      $565       0.19%         91.61%
Multi-family residential      --         --          2.42         --         --           2.02
Construction ............     --         --          2.58         --         --           1.70
Commercial ..............     28       0.01          3.49         --         --           3.50
Land ....................     --         --          0.39         --         --           0.46
Non-real estate .........      1         --          0.58          7         --           0.71
                           -----      -----         -----      -----       -----        ------
   Total ................   $628       0.20%       100.00%      $572       0.19%        100.00%
                           =====      =====        ======      =====       =====        ======

      Although the Association believes that it has established its allowance for loan losses in accordance with generally accepted accounting principles
("GAAP"), there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to significantly increase its allowance for loan losses, thereby reducing the Association's net worth and earnings. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance may adversely affect the Association's financial condition and results of operation.

Investment Activities

      Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totalled $120.3 million at September 30, 1996, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION -- Investment Rules" for a discussion of additional restrictions on the Association's investment activities.

      The investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Investment Committee, which consists of the President and four Board members. Generally, the investment policy is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the asset/liability management policy. The President and the Chief Financial Officer may independently invest up to 1% of total assets of the Association within the parameters set forth in the Investment Policy, to be subsequently reviewed with the Investment Committee at their next scheduled meeting. Transactions or investments in any one security determined by type, maturity and coupon in excess of 1.0% of assets are not permitted.

      Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 1996, the investment securities portfolio held to maturity had $1.2 million in tax-exempt securities issued by states and municipalities and $8.6 million in investment grade corporate obligations. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayments risks or both. As of September 30, 1996, the portfolio of securities available for sale consisted of $12.1 million in a U.S. Federal securities mutual bond fund, which was sold subsequent to year end and was recorded as a realized loss of $1.6 million, $59.7 million in securities issued by the U.S. Treasury and other federal government agencies, $250,000 in tax exempt securities issued by states and municipalities, and $5.0 million in investment grade corporate investments.

     On November 15, 1995, the Financial Accounting Standards Board published implementation guidance on SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", that allows a corporation to reassess the appropriateness of the classification of its debt securities under a special transition provision. Debt securities classified as "held to maturity" are reported in financial statements at amortized cost while those classified as "available for sale" are reported at fair value and unrealized gains and losses on such securities are reported as a net amount in a separate component of shareholders' equity. The net unrealized gain or loss on securities classified as available for sale fluctuates based on several factors, including market interest rates, prepayment rates and the portfolio amount. Subsequent to

September 30, 1995, the Association  reclassified and transferred  $27.2 million
of  its  debt   securities   from   the   held-to-maturity   portfolio   to  the
available-for-sale portfolio.

      During the years ended September 30, 1996, 1995 and 1994, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 119 would apply.

      The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.


                                                                         At September 30,
                                   --------------------------------------------------------------------------------------------
                                                1996                           1995                            1994
                                   --------------------------      ---------------------------       --------------------------
                                    Amortized            Fair       Amortized             Fair        Amortized            Fair
                                       Cost             Value         Cost               Value           Cost(1)          Value
                                       ----             -----         ----               -----           ----             -----
                                                                         (In thousands)
Held to maturity:
  U.S. Government obligations......    $  --            $  --       $28,961            $28,873         $29,091          $27,681
  State and municipal obligations..    1,227            1,249           512                552             513              536
  Corporate obligations............    8,600            8,611        12,736             12,753          14,960           14,833

Available for sale:
  U.S. Federal securities
   mutual bond fund................   12,080           12,080        12,606             12,606          12,224           12,224
  U.S. Government obligations......   59,717           58,624            --                 --              --               --
  State and municipal obligations .      250              251            --                 --              --               --
  Corporate obligations............    5,024            5,032            --                 --              --               --
                                    --------         --------      --------           --------        --------         --------
    Total..........................  $86,898          $85,847       $54,815            $54,784         $56,788          $55,274
                                    ========         ========       =======           ========        ========          =======


(1)   SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was adopted on
      October 1, 1993.  See the Notes to the Consolidated Financial Statements.



                                                                            At September 30,
                                   --------------------------------------------------------------------------------------
                                              1996                           1995                            1994
                                   -------------------------      -------------------------     -------------------------
                                    Amortized     Percent of       Amortized     Percent of      Amortized     Percent of
                                      Cost         Portfolio         Cost         Portfolio      Cost(1)(2)     Portfolio
                                      ----         ---------         ----         ---------      ----------     ---------
                                                                         (Dollars in Thousands)
Held to maturity:
  U.S. Government obligations...... $    --            0.00%       $28,961           52.84%         $29,091         51.23%
  State and municipal obligations..   1,227            1.41            512             .93              513          0.90
  Corporate obligations............   8,600            9.90         12,736           23.23           14,960         26.34

Available for sale:
  U.S. Federal securities
   mutual bond fund................  12,080           13.90         12,606           23.00           12,224         21.53
  U.S. Government obligations......  59,717           68.72             --              --               --            --
  State and municipal obligations..     250            0.29             --              --               --            --
  Corporate obligations............   5,024            5.78             --              --               --            --
                                   --------        --------       --------        --------         --------      --------
   Total........................... $86,898          100.00%       $54,815          100.00%         $56,788        100.00%
                                   ========        ========       ========        ========         ========      ========


(1)   The fair value of the investment portfolio amounted to $85.8 million, $54.8 million and $55.3 million at
      September 30, 1996, 1995 and 1994, respectively.
(2)   SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", was adopted on
      October 1, 1993.  See Note 1 of Notes to the Consolidated Financial Statements.

     The following  table sets forth the maturities and weighted  average yields of the debt securities in the investment portfolio at September 30, 1996.

                             Less Than            One to              Five to           Over Ten
                              One Year          Five Years          Ten Years              Years
                         -------------       -------------      -------------      -------------
                         Amount  Yield       Amount  Yield      Amount  Yield      Amount  Yield      Totals
                         ------  -----       ------  -----      ------  -----      ------  -----      ------
                                                      (Dollars in thousands)
Held to maturity:
  State and municipal
    obligations.......  $   181   5.90%     $   536   6.55%    $   510   6.57%         --     --    $ 1,227
  Corporate obligations   6,600   6.37%       2,000   5.86%         --     --          --     --      8,600

Available for sale:
  U.S. Federal securities
   mutual bond fund....  12,080   6.10%          --     --          --     --          --     --     12,080
  U.S. Government
   obligations.........      --     --       43,720   6.14%     15,997   6.94%         --     --     59,717
  State and municipal
   obligations.........      --     --          250   7.12%         --     --          --     --        250
  Corporate obligations      --     --        5,024   6.27%         --     --          --     --      5,024
                        -------             -------            -------            -------            ------
Total ................. $18,861             $51,530            $16,507                 $0           $86,898
                        =======             =======            =======            =======           =======


Mortgage Backed and Related Securities

     At September 30, 1996, the Company's and Association's net mortgage backed and related securities totaled $80.8 million at fair value ($81.0 million at amortized cost) and had a weighted average yield of 6.34%. At September 30, 1996, all of the mortgage backed securities were adjustable-rate securities. The Company and Association purchased its mortgage backed and related securities during 1996 with proceeds from the Company's initial stock offering and borrowings from the FHLB of Seattle.

      Mortgage backed and related securities (which also are known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Association. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae ("FNMA") (formerly the Federal National Mortgage Association), the Government National Mortgage Association ("GNMA") and the U.S. Small Business Administration ("SBA"). Mortgage backed and related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage backed and related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage-backed and related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Association. These types of securities also permit the Association to optimize its regulatory capital because they have low risk weighting.

      Expected maturities of mortgage backed and related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Association may be subject to reinvestment risk because, to the extent that the Association's mortgage backed securities amortize or prepay faster than anticipated, the Association may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

      Subsequent to September 30, 1995, the Association reclassified $1.7 million of mortgage backed and related securities from held to maturity to available for sale at fair values, with an unrealized loss of $100,421, consistent with the implementation guidance discussed under above "-- Investment Activities.




      The following tables set forth certain information relating to the mortgage backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                                     At September 30,
                                 ------------------------------------------------------
                                       1996                1995                1994
                                 ---------------     ---------------    ---------------
                                 Amortized Fair      Amortized Fair     Amortized Fair
                                   Cost    Value       Cost    Value      Cost    Value
                                   ----    -----       ----    -----      ----    -----
                                                             (In thousands)
Held to maturity:
  GNMA......................... $ 6,783  $ 6,736        $--      $--       $--      $--

Available for sale:

  FNMA.........................  15,905   15,959         --       --        --       --
  FHLMC........................  39,205   39,179         --       --        --       --
  SBA..........................  19,139   18,971         --       --        --       --
                                 ------ --------      -----    -----     -----    -----

    Total...................... $81,032  $80,845        $--      $--       $--      $--
                                =======  =======        ===      ===       ===      ===

                                                            At September 30,
                                -------------------------------------------------------------------------
                                         1996                     1995                     1994
                                ----------------------   ----------------------    ----------------------
                                Amortized   Percent of   Amortized   Percent of    Carrying    Percent of
                                 Cost      Portfolio     Cost       Portfolio       Value(1)  Portfolio
                                 ------    ----------    ------     ----------    ----------- ----------
                                                       (Dollars in Thousands)
Held to maturity:
  GNMA......................... $ 6,783         8.37%      $--           0.00%           $--       0.00%

Available for sale:

  FNMA.........................  15,905        19.63        --             --             --         --
  FHLMC........................  39,205        48.38        --             --             --         --
  SBA..........................  19,139        23.62        --             --             --         --
                                 ------       ------    ------         ------         ------     ------

    Total...................... $81,032       100.00%      $--           0.00%           $--       0.00%
                                 ======       ======    ======         ======         ======     ======

(1)   The fair value of the mortgage-backed and related securities portfolio amounted to $80.8 million at
      September 30, 1996.

Interest-Earning Deposits

      The Company also had interest-earning deposits in the FHLB of Seattle amounting to $3.1 million and $134.0 million at September 30, 1996 and 1995, respectively.

Deposit Activities and Other Sources of Funds

      General. Deposits are the primary source of the Association's funds for lending and other investment purposes. In addition to deposits, the Association derives funds from loan principal repayments. Loan repayments are a relatively stable source of funds, while deposit inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes.

      Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, money market deposit accounts, passbook accounts, and term certificate accounts. Included among these deposit products are individual retirement account ("IRA") certificates of approximately $73.0 million at September 30, 1996. Deposit account terms vary, with the principal differences being the minimum balance required, the time periods the funds must remain on deposit and the interest rate.

      Beginning in 1996, the Association began accepting deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 1996, these deposits totalled $9.3 million, or 2.33% of total deposits.

      Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

      For the year ended September 30, 1996, the Association experienced a net decrease in deposits (before interest credited) of $2.4 million as depositors withdrew funds to seek higher yielding alternative investments. To offset this deposit outflow, the Association has relied on increased borrowings from the FHLB of Seattle. See "--Borrowings." The Association has also offered special certificate accounts with odd-month terms (i.e., 13, 17, 23 and 25 month terms) in an effort to attract and retain deposits. The increased use of FHLB advances and the certificate account specials have contributed to the Association's interest rate spread decreasing from 2.73% for the year ended September 30, 1995 to 2.22% for the year ended September 30, 1996. In addition, the Association introduced a Basic Checking Account and a Small Business Checking Account to compete for student checking and small business accounts. Both accounts have check truncation and do not pay interest which results in low costs for the customer.

      At September 30, 1996, certificate accounts maturing during the year ending September 30, 1997 totalled $102.4 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

      In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. Substantially all of the Association's depositors are residents of the State of Oregon.

      The  following  table  indicates the amount of  certificate  accounts with balances of $100,000 or greater by time remaining until maturity as of September
30, 1996.
                                               Certificate
            Maturity Period                     Accounts
            ---------------                     ----------
                                              (In thousands)
            Three  months or less                  $ 6,278
            Over three  through six months           7,538
            Over six  through  twelve  months       19,318
            Over twelve months                      20,058
                                                    ------
               Total                               $53,192
                                                    ======

      The following table sets forth the deposit balances in the various types of savings accounts offered by the Association at the dates indicated.

                                                                        At September 30,
                              -------------------------------------------------------------------------------
                                            1996                           1995                         1994
                              -----------------------------    ------------------------------    -------------
                                           Percent                        Percent                        Percent
                                           of      Increase               of        Increase             of
                                 Amount    Total  (Decrease)     Amount   Total    (Decrease)   Amount   Total
                                 ------    -----   --------      ------   -----     --------    ------   -----
                                                                            (Dollars in thousands)
Certificate accounts...        $289,188    72.36%   $12,093    $277,095    2.09%     $21,109  $255,986   65.68%
                               --------    -----    -------    --------    ----      -------  --------   -----
Transaction accounts:

Non-interest checking..             161     0.04        161          --      --           --        --      --
NOW accounts...........          24,282     6.08      2,245      22,037    5.73         (814)   22,851    5.86
Passbook accounts......          33,711     8.43     (3,526)     37,237    9.69       (7,277)   44,514   11.42
Money market deposit
 accounts..............          52,331    13.09      4,320      48,011   12.49      (18,389)   66,400   17.04
                               --------   ------    -------    --------  ------       ------  --------  ------
Total transaction accounts      110,485    27.64      3,200     107,285   27.91      (26,480)  133,765   34.32
                               --------   ------    -------    --------  ------       ------  --------  ------
Total deposits.........        $399,673   100.00%   $15,293    $384,380  100.00%     ($5,371) $389,751  100.00%
                               ========   ======    =======    ========  ======       ======  ========  ======

      The following  table sets forth the savings  activities of the Association for the periods indicated.
                                         Year Ended September 30,
                                      ----------------------------
                                          1996      1995      1994
                                          ----      ----      ----
                                              (In thousands)

Beginning balance...........          $384,380  $389,751  $349,952
                                       --------  -------   -------
Net increase (decrease) before
 interest credited..........            (2,364)  (21,109)   25,248
Interest credited...........            17,657    15,738    14,551
                                       --------  -------   -------
Net increase (decrease) in deposits     15,293    (5,371)   39,799
                                       --------  -------   -------
Ending balance..............          $399,673  $384,380  $389,751
                                       =======   =======   =======

      Borrowings. Savings deposits are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association may rely upon advances from the FHLB of Seattle, reverse repurchase agreements and a bank line of credit to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle serves as the Association's primary borrowing source after deposits.

     The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 1996, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

     During the year ended September 30, 1996 the Company sold under agreements to repurchase specific securities of the U.S. Government and its agencies and other approved investments to a broker-dealer. The securities underlying these repurchase agreements were delivered to the broker-dealer who arranged the transaction. Securities delivered to the broker-dealer may be loaned out in the ordinary course of operations. All of the reverse repurchase agreements at September 30, 1996 were due within 30 days and were subsequently renewed with additional principal outstanding of approximately $53,000 and at an interest rate of 5.65%.

     The following  table sets forth certain  information  regarding  short-term borrowings by the Company and  Association  at the end of and during the periods indicated:
                                      At September 30,
                                    ------------------
                                    1996          1995
                                    ----          ----

Weighted average rate paid on:
 FHLB advances.................    5.50%         5.94%
  Reverse repurchase agreements.    5.65            --
                                         Year Ended
                                         September 30,
                                     ------------------
                                     1996          1995
                                     ----          ----
                                   (Dollars in thousands)
 Maximum amount outstanding at any month
  end:
  FHLB advances..................   $90,000     $22,000
  Reverse repurchase agreements..    14,904          --

Approximate average balance:
  FHLB advances..................    47,986      15,305
  Reverse repurchase agreements..     3,531          --

Approximate weighted average rate paid on:
  FHLB advances.................       5.60%       6.21%
  Reverse repurchase agreements.       5.55          --

      The Association also has an uncommitted line of credit of $15.0 million with a commercial bank. At September 30, 1996, the Association had no borrowings outstanding under this credit facility.

                         REGULATION OF THE ASSOCIATION

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Holding Company, the Association and their operations. The Holding Company, as a savings and loan holding company, will also be required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

Federal Regulation of Savings Associations

      Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS generally possesses the supervisory and regulatory duties and responsibilities formerly vested in the Federal Home Loan Bank Board. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

      Federal Home Loan Bank System. The FHLB System, consisting of 12 FHLBs, is under the jurisdiction of the Federal Housing Finance Board ("FHFB"). The designated duties of the FHFB are to supervise the FHLBs, to ensure that the FHLBs carry out their housing finance mission, to ensure that the FHLBs remain adequately capitalized and able to raise funds in the capital markets, and to ensure that the FHLBs operate in a safe and sound manner.

      The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $4.8 million at September 30, 1996.

      Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Seattle.

      Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. In 1989 the FDIC also became the insurer, up to the prescribed limits, of the deposit accounts held at federally insured savings associations and established two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     The Association's accounts are insured by the SAIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized", "adequately capitalized", and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates in certain circumstances. The Association's assessments expensed for the year ended September 30, 1996, totalled $907,825.

      Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund ("DIF"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Association's assessment amounted to $2.5 million and was assessed during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members will be charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

      The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund on January 1, 1999, but only if no insured depository institution is a savings association on that date. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

      The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the deposit insurance of the Association.

      Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (currently 5.0%) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1.0%) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association's short- and long-term monthly liquidity ratios were 2.70% and 10.47%, respectively, at September 30, 1996.

      Prompt Corrective Action. Under the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions that it regulates. The federal banking agencies have promulgated substantially similar regulations to implement this system of prompt corrective action. Under the regulations, an institution shall be deemed to be (i) "well capitalized" if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or more and is not subject to specified requirements to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a leverage ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized;" (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances); (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

      A federal banking agency may, after notice and an opportunity for a hearing, reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or has received in its most recent examination, and has not corrected, a less than satisfactory rating for asset quality, management, earnings or liquidity. (The OTS may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.)

      An institution generally must file a written capital restoration plan that meets specified requirements, as well as a performance guaranty by each company that controls the institution, with the appropriate federal banking agency within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. Immediately upon becoming undercapitalized, an institution shall become subject to various mandatory and discretionary restrictions on its operations.

      At  September  30,  1996,  the   Association   was  categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

      Standards for Safety and Soundness. The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also proposed asset quality and earnings standards which, if adopted, would be added to the Guidelines. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

      Qualified Thrift Lender Test. All savings associations are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. A savings institution that fails to become or remain a QTL shall either become a national bank or be subject to the following restrictions on its operations: (i) the association may not make any new investment or engage in activities that would not be permissible for national banks; (ii) the association may not establish any new branch office where a national bank located in the savings institution's home state would not be able to establish a branch office; (iii) the association shall be ineligible to obtain new advances from any FHLB; and (iv) the payment of dividends by the association shall be subject to the rules regarding the statutory and regulatory dividend restrictions applicable to national banks. Also, beginning three years after the date on which the savings institution ceases to be a QTL, the savings institution would be prohibited from retaining any investment or engaging in any activity not permissible for a national bank and would be required to repay any outstanding advances to any FHLB. In addition, within one year of the date on which a savings association controlled by a company ceases to be a QTL, the company must register as a bank holding company and become subject to the rules applicable to such companies. A savings institution may requalify as a QTL if it thereafter complies with the QTL test.

      Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1996, the qualified thrift investments of the Association were approximately 92.20% of its portfolio assets.

     Capital Requirements. Under OTS regulations a savings association must satisfy three minimum capital requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

      OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common shareholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries", which is defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMEL examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

      As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMEL rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

      Savings associations also must maintain "tangible capital" not less than 1.5% of the Association's adjusted total assets. "Tangible capital" is defined, generally, as core capital minus any "intangible assets" other than purchased mortgage servicing rights.

      Each savings institution must maintain total risk-based capital equal to at least 8% of risk-weighted assets. Total risk-based capital consists of the sum of core and supplementary capital, provided that supplementary capital cannot  exceed  core  capital,  as  previously  defined.  Supplementary  capital includes (i) permanent capital instruments such as cumulative perpetual preferred stock, perpetual subordinated debt and mandatory convertible subordinated debt, (ii) maturing capital instruments such as subordinated debt, intermediate-term preferred stock and mandatory convertible subordinated debt, subject to an amortization schedule, and (iii) general valuation loan and lease loss allowances up to 1.25% of risk-weighted assets.

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity, land and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential and multi-family mortgage loans and nonresidential construction loans. The book value of assets in each category is multiplied by the weighing factor (from 0% to 100%) assigned to that category. These products are then totalled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

      The OTS has incorporated an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed the date that the component will first be deducted from an institution's total capital until savings associations become familiar with the process for requesting an adjustment to its interest rate risk component.


      The following table presents the Association's capital levels at September 30, 1996.

                                                                                                To Be
                                                                                 Categorized as "Well
                                                                                   Capitalized" Under
                                                                 For Capital        Prompt Corrective
                                              Actual       Adequacy Purposes         Action Provision
                                 -------------------      ------------------      -------------------
                                       Amount  Ratio           Amount  Ratio           Amount   Ratio
                                 ------------  -----      -----------  -----      -----------   -----

Total Capital                    $121,036,745   42.4%     $22,832,496    8.0%     $28,540,620    10.0%
 (To Risk Weighted Assets)
Tier I Capital                    120,108,925   42.1               --     --       17,124,372     6.0
 (To Risk Weighted Assets)
Tier I Capital                    120,108,925   19.2       18,746,701    3.0       31,244,502     5.0
 (To Total Assets)
Tangible Capital                  120,108,925   19.2        9,373,351    1.5               --      --
 (To Tangible Capital)

      Limitations on Capital Distributions. OTS regulations impose uniform limitations on the ability of all savings associations to engage in various distributions of capital such as dividends, stock repurchases and cash-out mergers. In addition, OTS regulations require the Association to give the OTS 30 days' advance notice of any proposed capital distributions, and the OTS has the authority under its supervisory powers to prohibit the capital distributions. The regulation utilizes a three-tiered approach which permits various levels of distributions based primarily upon a savings association's capital level.

      A Tier 1 savings association has capital in excess of its fully phased-in capital requirement (both before and after the proposed capital distribution). Tier 1 savings associations may make (without application but upon prior notice to, and no objection made by, the OTS) capital distributions during a calendar year up to 100% of its net income to date during the calendar year plus one-half its surplus capital ratio (i.e., the amount of capital in excess of its fully phased-in requirement) at the beginning of the calendar year or the amount authorized for a Tier 2 association. Capital distributions in excess of such amount require advance notice to the OTS. A Tier 2 savings association has capital equal to or in excess of its minimum capital requirement but below its fully phased-in capital requirement (both before and after the proposed capital distribution). Such an association may make (without application) capital distributions up to an amount equal to 75% of its net income during the previous four quarters depending on how close the association is to meeting its fully phased-in capital requirement. Capital distributions exceeding this amount require prior OTS approval. Tier 3 associations are savings associations with capital below the minimum capital requirement (either before or after the proposed capital distribution). Tier 3 associations may not make any capital distributions without prior approval from the OTS.

      The Association is currently meeting the criteria to be designated a Tier 1 association and, consequently, could at its option (after prior notice to, and no objection made by, the OTS) distribute up to 100% of its net income during the calendar year plus 50% of its surplus capital ratio at the beginning of the calendar year less any distributions previously paid during the year.

      Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1996, the Association's limit on loans to one borrower was $18.0 million. At September 30, 1996, the Association's largest aggregate amount of loans to one borrower was $1.4 million.

      Activities of Associations and Their Subsidiaries. When a savings association establishes or acquires a subsidiary or elects to conduct any new activity through a subsidiary that the association controls, the savings association must notify the FDIC and the OTS 30 days in advance and provide the information each agency may, by regulation, require. Savings associations also must conduct the activities of subsidiaries in accordance with existing regulations and orders.

      The OTS may determine that the continuation by a savings association of its ownership control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

      Transactions with Affiliates. Savings associations must comply with Sections 23A and 23B of the Federal Reserve Act ("Sections 23A and 23B") relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member bank. A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus and place an aggregate limit on all such transactions with affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, the purchase of assets, the issuance of a guarantee and similar types of transactions.

      Three additional rules apply to savings associations: (i) a savings association may not make any loan or other extension of credit to an affiliate unless that affiliate is engaged only in activities permissible for bank holding companies; (ii) a savings association may not purchase or invest in securities issued by an affiliate (other than securities of a subsidiary); and (iii) the OTS may, for reasons of safety and soundness, impose more stringent restrictions on savings associations but may not exempt transactions from or otherwise abridge Section 23A or 23B. Exemptions from Section 23A or 23B may be granted only by the Federal Reserve Board, as is currently the case with respect to all FDIC-insured banks. The Association has not been significantly affected by the rules regarding transactions with affiliates.

      The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.


                           REGULATION OF THE COMPANY

General

      The Company is a savings and loan holding company within the meaning of the HOLA. As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is also subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the Securities Exchange Act of 1934, as amended.

Company Acquisitions

      The HOLA and OTS regulations issued thereunder generally prohibit a savings and loan holding company, without prior OTS approval, from acquiring more than 5% of the voting stock of any other savings association or savings and loan holding company or controlling the assets thereof. They also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of such holding company, from acquiring control of any savings association not a subsidiary of such savings and loan holding company, unless the acquisition is approved by the OTS.

Holding Company Activities

      As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company. There generally are more restrictions on the activities of a multiple savings and loan holding company than a unitary savings and loan holding company. Specifically, if either federally insured subsidiary savings association fails to meet the QTL test, the activities of the Company and any of its subsidiaries (other than the Company or other federally insured subsidiary savings associations) would thereafter be subject to further restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof which is not an insured association shall commence or continue for more than two years after becoming a multiple savings and loan association holding company or subsidiary thereof, any business activity other than: (i) furnishing or performing management services for a subsidiary insured institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing, or liquidating assets owned by or acquired from a subsidiary insured institution, (iv) holding or managing properties used or occupied by a subsidiary insured institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by regulation as of March 5, 1987 to be engaged in by multiple holding companies or (vii) those activities authorized by the Federal Reserve Board as permissible for bank holding companies, unless the OTS by regulation, prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above also must be approved by the OTS prior to being engaged in by a multiple holding company.

Affiliate Restrictions

      The affiliate restrictions contained in Sections 23A and 23B of the Federal Reserve Act apply to all federally insured savings associations and any such "affiliate." A savings and loan holding company, its subsidiaries and any other company under common control are considered affiliates of the subsidiary savings association under the HOLA. Generally, Sections 23A and 23B: (i) limit the extent to which the insured association or its subsidiaries may engage in certain covered transactions with an affiliate to an amount equal to 10% of such institution's capital and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital and surplus, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. Also, a savings association may not make any loan to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies. Only the Federal Reserve may grant exemptions from the restrictions of Sections 23A and 23B. The OTS, however, may impose more stringent restrictions on savings associations for reasons of safety and soundness.

Qualified Thrift Lender Test

     The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Qualified

Thrift Lender Test", must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

                                   TAXATION

Federal Taxation

      General. The Company and the Association report their income on a fiscal year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations, with some exceptions. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and the Association.

      Tax Bad Debt Reserves. For taxable years beginning prior to January 1, 1996, savings institutions such as the Association which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which additions may, within specified formula limits, have been deducted in arriving at their taxable income. The Association's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, may have been computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the nonqualifying reserve. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

      Recently enacted legislation repealed the reserve method of accounting for bad debt reserves for tax years beginning after December 31, 1995. As a result, savings associations will no longer be able to calculate their deduction for bad debts using the percentage-of-taxable-income method. Instead, savings associations will be required to compute their deduction based on specific charge-offs during the taxable year or, if the savings association or its controlled group had assets of less than $500 million, based on actual loss experience over a period of years. This legislation also requires savings associations to recapture into income over a six-year period their post-1987 additions to their bad debt tax reserves, thereby generating additional tax liability. At September 30, 1996, the Association's post-1987 reserves totalled approximately $3.8 million. The recapture may be suspended for up to two years if, during those years, the institution satisfies a residential loan requirement. The Association anticipates meeting the residential loan requirement for the taxable year ending September 30, 1997.

      Under prior law, if the Association failed to satisfy the qualifying thrift definitional tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Association would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions ratably over a multi-year period. At September 30, 1996, the Association's total bad debt reserve for tax purposes was approximately $14.3 million. Among other things, the qualifying thrift definitional tests required the Association to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Association in the conduct of its banking business. Under current law, a savings association will not be required to recapture its pre-1988 bad debt reserves if it ceases to meet the qualifying thrift definitional tests.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Company that are considered as made: (i) from the reserve for losses on qualifying real property loans, to the extent the reserve for such losses exceeds the amount that would have been allowed under the experience method; or (ii) from the supplemental reserve for losses on loans ("Excess

Distributions"), then an amount based on the amount distributed will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock, and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. Thus, any dividends to the Company that would reduce amounts appropriated to the Association's bad debt reserve and deducted for federal income tax purposes would create a tax liability for the Association. The amount of additional taxable income attributable to an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a "nondividend distribution", then approximately one and one-half times the amount so used would be includable in gross income for federal income tax purposes, assuming a 35% corporate income tax rate (exclusive of state and local taxes). See "REGULATION OF THE ASSOCIATION" for limits on the payment of dividends by the Association. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

      Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Other Federal Tax Matters. There have not been any Internal Revenue Service audits of the Association's or the Company's federal income tax returns during the past five years.

Oregon Taxation

      The Company and the Association are subject to an Oregon corporate excise tax at a statutory rate of 6.6% (3.3% for the fiscal year ended September 30, 1996) of income. Neither the Company's nor the Association's state income tax returns have been audited during the past five years.

Competition

      The Association originates most of its loans to and accepts most of its deposits from residents of Klamath, Jackson and Deschutes counties. The Association is the oldest financial institution headquartered in Klamath Falls. The Association believes that it is a major competitor in the markets in which it operates. Nonetheless, the Association faces competition in attracting deposits and making real estate loans from various financial institutions, including banks, savings associations and mortgage brokers. In addition, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The financial institution industry in the Association's market area is characterized by a mix of local independent financial institutions and offices of larger out-of-state financial institutions, including several multi-national bank holding companies. The ability of the Association to attract and retain savings deposits depends on its ability to generally provide a rate of return and liquidity risk comparable to that offered by competing investment opportunities. The Association competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as restrictions on the interstate operations of financial institutions continue to be reduced.

Personnel

      As of September 30, 1996, the Association had 100 full-time and two part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

      Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                     Age(1)      Position

Gerald V. Brown          60          President and Chief Executive Officer

Robert A. Tucker         48          Senior Vice President and Treasurer

George L. Hall           45          Senior Vice President and Secretary

Marshall J. Alexander    46          Vice President and Chief Financial Officer

--------------
(1)   At September 30, 1996.

      Gerald V. Brown was appointed a director and the President of the Association in June 1994 to succeed the retiring President, James Bocchi. From 1982 until his appointment as President, Mr. Brown served as Senior Vice President and Secretary, supervising all loan activities of the Association.

      Robert A. Tucker has been employed by the Association since 1973. He has served as Senior Vice President and Treasurer since November 1989.

      George L. Hall has been employed by the Association since 1988. He has served as Senior Vice President and Secretary since June 1994.

      Marshall J. Alexander has been employed by the Association since 1986. He has served as Vice President and Chief Financial Officer since August 1994.

Item 2.     Properties

      The following table sets forth the location of the  Association's  offices
and  other  facilities  used  in  operations  as  well  as  certain   additional
information relating to these offices and facilities as of September 30, 1996.
                                Year                          Square
Description/Address           Opened      Leased/Owned        Footage
-------------------           ------      ------------        -------
Main Office
-----------
540 Main Street               1939        Owned               25,660
Klamath Falls, Oregon

Branch Offices
--------------
2943 South Sixth Street       1972        Owned                3,820
Klamath Falls, Oregon

2323 Dahlia Street            1979        Owned                1,876
Klamath Falls, Oregon

512 Walker Avenue             1977        Owned                4,216
Ashland, Oregon

1420 East McAndrews Road      1990        Owned                4,006
Medford, Oregon

61515 S. Highway 97           1993        Owned                5,415
Bend, Oregon

2300 Madison Street           1995        Owned                5,000
Klamath Falls, Oregon

Loan Center
-----------
585 SW 6th, Suite #2          1996        Leased                 900
Redmond, Oregon

      The net book value of the Association's investment in office, properties and equipment totalled $5.0 million at September 30, 1996. See Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report.

Item 3.     Legal Proceedings

      Periodically, there have been various claims and lawsuits involving the Association, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Association.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1996.

                                    PART II

Item 5.     Market for the Registrant's Common Equity and Related Shareholder
            Matters

      The information contained under the section captioned "Common Stock Information" on page 16 of the Annual Report is incorporated herein by reference.

Item 6.     Selected Financial Data

      The   information   contained  under  the  section   captioned   "Selected
Consolidated Financial Data" on page 4 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The  information   contained  in  the  section   captioned   "Management's
Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 8 of the Annual Report is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

      (a)   Financial Statements
            Independent Auditors' Reports*
            Consolidated Balance Sheets as of September 30, 1996 and 1995* Consolidated Statements of Earnings for the Years Ended
             September 30, 1996, 1995 and 1994*
            Consolidated Statements of Shareholders' Equity for the Years Ended
             September 30, 1996, 1995 and 1994*
            Consolidated Statements of Cash Flows for the Years Ended
             September 30, 1996, 1995 and 1994*
            Notes to the Consolidated Financial Statements*

      * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

      (b)   Supplementary Data

      The information contained in Note 19 to the Consolidated Financial Statements included in the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Reference is made to the Company's Current Report on Form 8-K dated May 21, 1996, as amended on May 31, 1996, which are incorporated herein by reference.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information contained under the section captioned "Proposal I - Election of Directors" contained in the Company's Proxy Statement, and "Part I -- Business -- Personnel -- Executive Officers" of this report, is incorporated herein by reference. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

Item 11.  Executive Compensation

      The information contained under the sections captioned "Executive Compensation", "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a)   Security Ownership of Certain Beneficial Owners

            Information   required  by  this  item  is  incorporated  herein  by
            reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement

      (b)   Security Ownership of Management

            The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial owners and Management" of the Proxy Statement.

      (c)   Changes in Control

            The Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

      The information required by this item is incorporated herein by reference to the sections captioned "Proposal I - Election of Directors" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information set forth under the section captioned "Proposal I - Election of Directors - Certain Transactions with the Association" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)   Exhibits

            3(a)    Articles of Incorporation of the Registrant*
            3(b)    Bylaws of the Registrant*
            10(a)   Employment Agreement with Gerald V. Brown***
            10(b)   Employment Agreement with Marshall J. Alexander***
            10(c)   Employment Agreement with George L. Hall***
            10(d)   Employment Agreement with Robert A. Tucker***
            10(e)   1996 Stock Option Plan**
            (13)    Annual Report to Shareholders
            (22)    Subsidiaries of the Registrant

-------------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on June 19, 1995.
** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.
*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

      (b)   Reports on Form 8-K

            No Reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                        SIGNATURES

       Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       KLAMATH FIRST BANCORP, INC.


Date:  December 24, 1996               By:/s/ Gerald V. Brown
                                          --------------------
                                          Gerald V. Brown
                                          President and Chief Executive Officer

      Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                TITLE                       DATE
----------                                -----                       ----

/s/ Gerald V. Brown
-------------------------            President, Chief        December 24, 1996
Gerald V. Brown                      Executive Officer and
                                     Director (Principal
                                     Executive Officer)

/s/ Marshall J. Alexander
-------------------------            Vice President and      December 24, 1996
Marshall J. Alexander                Chief Financial Officer
                                     (Principal Financial
                                      and Accounting Officer)

/s/ Rodney N. Murray
-------------------------            Chairman of the Board   December 24, 1996
Rodney N. Murray                     of Directors


/s/ Bernard Z. Agrons
-------------------------             Director               December 24, 1996
Bernard Z. Agrons


/s/ Timothy A. Bailey
-------------------------             Director               December 24, 1996
Timothy A. Bailey


/s/ James D. Bocchi
-------------------------             Director               December 24, 1996
James D. Bocchi


/s/ William C. Dalton
-------------------------             Director               December 24, 1996
William C. Dalton


/s/ J. Gillis Hannigan
-------------------------             Director               December 24, 1996
J. Gillis Hannigan


/s/ Adolph Zamasky
-------------------------             Director               December 24, 1996
Adolph Zamsky