Form 10-Q
period 1996-12-31
KLAMATH FIRST BANCORP INC
filed 1997-02-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarterly Period Ended December 31, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number: 0-26556

                           KLAMATH FIRST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     Oregon                                          93-1180440
---------------------------------------------                  ----------------
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                         Identification Number)

540 Main Street, Klamath Falls, Oregon                                    97601
---------------------------------------------                  ----------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code:              (541) 882-3444
                                                          ---------------------

Securities registered pursuant to Section 12(b) of the Act:                None
                                                               ----------------

Securities registered pursuant to Section 12(g) of the Act:       Common Stock,
                                                       par value $.01 per share
                                                       ------------------------
                                                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

         As of January 31, 1997, there were issued and outstanding 10,451,223 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY




                                TABLE OF CONTENTS

Part I.  Financial Information

Item 1.  Financial Statements                                              Page

         Consolidated Statements of Financial Condition
         (As of December 31, 1996 and September 30, 1996)                     3

         Consolidated Statements of Earnings (For the three months
         ended December 31, 1996 and 1995)                                    4

         Consolidated Statements of Shareholders' Equity
         (For the year ended September 30, 1996 and for the three
          months ended December 31, 1996)                                     5

         Consolidated Statements of Cash Flows (For the three months
         ended December 31, 1996 and 1995)                                  6-7

         Notes to Consolidated Financial Statements                         8-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-13

Part II. Other Information

Item 1.  Legal Proceedings                                                   14

Item 2.  Changes in Securities                                               14

Item 3.  Defaults Upon Senior Securities                                     14

Item 4.  Submission of Matters to a Vote of Security Holders                 14

Item 5.  Other Information                                                   14

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

                                      KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                              AS OF DECEMBER 31, 1996 (Unaudited) and SEPTEMBER 30, 1996

                                                                                                     December 31,     September 30,
                                                                                                             1996              1996
ASSETS                                                                                              -------------     -------------

Cash and due from banks ........................................................................    $   4,312,146     $   6,841,554
Federal funds sold .............................................................................       12,763,573         9,338,079
                                                                                                    -------------     -------------
   Total cash and cash equivalents .............................................................       17,075,719        16,179,633

Investment securities available for sale, at fair value ........................................       61,773,953        75,986,611
  (amortized cost: $62,402,968 and $77,071,211)
Investment securities held to maturity, at amortized cost (fair
  value: $9,846,550 and $9,860,165) ............................................................        9,797,660         9,827,193
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $70,189,710 and $74,249,350) ..........................................       70,685,246        74,109,321
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $6,560,888 and $6,736,007) .................................................        6,535,659         6,783,001
Loans receivable, net ..........................................................................      488,591,338       473,555,988
Real estate owned ..............................................................................               --            69,483
Premises and equipment, net ....................................................................        4,884,560         4,964,262
Stock in Federal Home Loan Bank of Seattle, at cost ............................................        7,674,300         4,773,800
Accrued interest receivable, net ...............................................................        5,401,287         5,037,285
Other assets ...................................................................................          674,629           682,814
                                                                                                    -------------     -------------
   Total assets ................................................................................    $ 673,094,351     $ 671,969,391
                                                                                                    =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Savings deposits .............................................................................    $ 401,813,385     $ 399,673,180
  Accrued interest on savings deposits .........................................................          755,824           712,408
  Advances from borrowers for taxes and insurance ..............................................          391,946         7,831,127
  Advances from Federal Home Loan Bank of Seattle ..............................................      101,000,000        90,000,000
  Short term borrowings ........................................................................        7,997,500        14,904,400
  Accrued interest on borrowings ...............................................................          490,165           323,163
  Pension liability ............................................................................          701,925           668,088
  Deferred federal and state income taxes ......................................................        1,971,147           735,596
  Other liabilities ............................................................................        5,413,109         3,710,455
                                                                                                    -------------     -------------
    Total liabilities ..........................................................................      520,535,001       518,558,417
                                                                                                    -------------     -------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued ......................               --                --
  Common stock, $.01 par value, 35,000,000 shares authorized,
    December 31, 1996 -11,372,470 issued, 10,002,360 outstanding;
    September 30, 1996 -11,612,470 issued, 10,242,360 shares outstanding .......................          113,724           116,124
  Additional paid-in-capital ...................................................................      107,145,313       110,762,678
  Retained earnings-substantially restricted ...................................................       60,306,003        59,082,479
  Unearned shares issued to ESOP ...............................................................       (8,563,188)       (8,807,850)
  Unearned shares issued to MRDP ...............................................................       (6,359,745)       (6,694,470)
  Net unrealized loss on securities available for sale .........................................          (82,757)       (1,047,987)
                                                                                                    -------------     -------------
    Total shareholders' equity .................................................................      152,559,350       153,410,974
                                                                                                    -------------     -------------
    Total liabilities and shareholders' equity .................................................    $ 673,094,351     $ 671,969,391
                                                                                                    =============     =============

      See notes to consolidated financial statements.

                                                 KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                     CONSOLIDATED STATEMENTS OF EARNINGS
                                            FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                                 (Unaudited)

                                                                                                   December 31,         December 31,
                                                                                                           1996                 1995
                                                                                                    -----------          -----------

INTEREST INCOME
 Loans receivable .......................................................................           $ 9,606,330          $ 8,258,304
  Mortgage backed and related securities .................................................            1,269,267              264,855
  Investment securities ..................................................................            1,422,890            1,183,135
  Federal funds sold .....................................................................              284,254            1,080,825
  Interest bearing deposits ..............................................................               19,882              131,431
                                                                                                    -----------          -----------
    Total interest income ................................................................           12,602,623           10,918,550
                                                                                                    -----------          -----------

INTEREST EXPENSE
  Savings deposits .......................................................................            5,145,930            5,095,856
  FHLB advances ..........................................................................            1,541,397              427,139
  Other ..................................................................................              228,742               44,112
                                                                                                    -----------          -----------
    Total interest expense ...............................................................            6,916,069            5,567,107
                                                                                                    -----------          -----------
    Net interest income ..................................................................            5,686,554            5,351,443

Provision for loan losses ................................................................               30,000               30,000
                                                                                                    -----------          -----------

    Net interest income after provision for loan losses ..................................            5,656,554            5,321,443
                                                                                                    -----------          -----------

NON-INTEREST INCOME
  Fees and service charges ...............................................................               71,658               60,873
  Gain on sale of investments ............................................................                2,143                   --
  Gain on sale of real estate owned ......................................................               26,297                   --
  Other income ...........................................................................               12,412               18,597
                                                                                                    -----------          -----------
    Total non-interest income ............................................................              112,510               79,470
                                                                                                    -----------          -----------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ....................................            1,578,967              981,629
  Occupancy expense ......................................................................              234,485              231,320
  Data processing expense ................................................................              121,079               91,432
  Insurance premium expense ..............................................................              229,429              224,642
  Loss on sale of investments ............................................................               14,530                   --
  Loss on sale of real estate owned ......................................................                   --                4,690
  Other expense ..........................................................................              425,445              306,136
                                                                                                    -----------          -----------
    Total non-interest expense ...........................................................            2,603,935            1,839,849
                                                                                                    -----------          -----------

Earnings before income taxes .............................................................            3,165,129            3,561,064

Provision for income tax .................................................................            1,252,042            1,319,925
                                                                                                    -----------          -----------

Net earnings .............................................................................          $ 1,913,087          $ 2,241,139
                                                                                                    ===========          ===========

Earnings per common share (based on weighted average shares outstanding) .................          $       .19          $       .20
Weighted average number of shares outstanding ............................................           10,239,751           11,254,475

      See notes to consolidated financial statements.

                                                 KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND THE THREE MONTHS ENDED DECEMBER 31, 1996 (Unaudited)

                                                    Additional                    Unearned    Unrealized      Unearned         Total
                      Common Stock  Common Stock       paid-in      Retained   ESOP shares gain(loss) on shares issued shareholders'
                            Shares        Amount       capital      earnings       at cost    securities       to MRDP        equity
                      ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------

Balance at
October 1, 1995 .....   12,233,125  $    122,331  $119,230,653  $ 55,811,362  $(9,786,500)  $  (692,781)  $      --    $164,685,065

Cash dividends ......         --            --            --      (2,838,680)        --            --            --      (2,838,680)

Earned ESOP shares ..         --            --         417,652          --        978,650          --            --       1,396,302

Unrealized loss on
securities available
for sale ............         --            --            --            --           --        (355,206)         --        (355,206)

Unearned shares
issued to MRDP Trust          --            --            --            --           --            --      (6,694,470)   (6,694,470)

Stock retirement ....     (620,655)       (6,207)   (8,885,627)         --           --            --            --      (8,891,834)

Net earnings ........         --            --            --       6,109,797         --            --            --       6,109,797
                      ------------  ------------  ------------  ------------ ------------  ------------  ------------  ------------
Balance at
September 30, 1996 ..   11,612,470  $    116,124  $110,762,678  $ 59,082,479 ($ 8,807,850) ($ 1,047,987) ($ 6,694,470) $153,410,974

Cash dividends ......         --            --            --        (689,563)        --            --            --        (689,563)

Unrealized gain on
securities available
for sale ............         --            --            --            --           --         965,230          --         965,230

Stock retirement ....     (240,000)       (2,400)   (3,732,600)         --           --            --            --      (3,735,000)

ESOP contribution ...         --            --         115,235          --        244,662          --            --         359,897

MRDP contribution ...         --            --            --            --           --            --         334,725       334,725

Net earnings ........         --            --            --       1,913,087         --            --            --       1,913,087
                      ------------  ------------  ------------  ------------ ------------  ------------  ------------  ------------
Balance at
December 31, 1996 ...   11,372,470  $    113,724  $107,145,313  $ 60,306,003 ($ 8,863,188) ($    82,757) ($ 6,359,745) $152,559,350
                      ============  ============  ============  ============ ============  ============  ============  ============


      See notes to consolidated financial statements.




                                                 KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                                 (Unaudited)



                                                                                         December 31,                  December 31,
                                                                                                 1996                          1995
                                                                                        -------------                 -------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings ....................................................................    $   1,913,087                 $   2,241,139
                                                                                        -------------                 -------------
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation ....................................................................           89,796                       102,225
   Provision for loan losses .......................................................           30,000                        30,000
   Compensation expense related to ESOP benefit ....................................          359,897                       320,261
   Compensation expense related to MRDP Trust ......................................          334,725                          --
   Net amortization of premiums (discounts) paid on
     investment and mortgage backed and related securities .........................          118,893                       (51,624)
   Increase in deferred loan fees, net of amortization .............................          155,724                        91,690
   Accretion of discounts on purchased loans .......................................              (81)                          (79)
   Net gain (loss) on sale of real estate owned and premises and equipment .........           (3,234)                        4,690
   FHLB stock dividend .............................................................         (124,300)                      (80,800)
CHANGES IN ASSETS AND LIABILITIES
   Accrued interest receivable .....................................................         (364,002)                     (832,738)
   Other assets ....................................................................            8,185                       150,938
   Accrued interest on savings deposits ............................................           43,416                      (418,589)
   Accrued interest on borrowings ..................................................          167,002                          --
   Pension liabilities .............................................................           33,837                        29,637
   Deferred federal and state income taxes .........................................        1,109,631                          --
   Other liabilities ...............................................................        1,825,964                      (959,705)
                                                                                        -------------                 -------------
Total adjustments ..................................................................        3,785,453                    (1,614,094)
                                                                                        -------------                 -------------
Net cash provided by operating activities ..........................................        5,698,540                       627,045
                                                                                        -------------                 -------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities held to maturity ................       28,949,466                     5,500,000
   Proceeds from maturity of investment securities available for sale ..............        2,000,000                          --
   Principal repayments received on mortgage backed and related securities .........        4,640,984                     1,026,279
   Principal repayments received on loans ..........................................       11,925,352                    13,026,991
   Loan originations ...............................................................      (27,146,345)                  (27,108,658)
   Purchase of investment securities held to maturity ..............................      (28,930,495)                         --
   Purchase of investment securities available for sale ............................       (3,413,607)                  (64,448,310)
   Purchase of mortgage backed and related securities held to maturity .............             --                            --
   Purchase of mortgage backed and related securities available for sale ...........       (5,151,261)                  (28,931,691)
   Purchase of FHLB stock ..........................................................       (2,776,200)                         --
   Proceeds from sale of investment securities available for sale ..................       16,080,419                          --
   Proceeds from sale of mortgage backed and related securities available for sale .        4,710,359                          --
   Proceeds from sale of real estate owned and premises and equipment ..............           72,717                        20,667
   Purchases of premises and equipment .............................................          (10,094)                      (50,236)
                                                                                        -------------                 -------------
Net cash used in investing activities ..............................................          951,295                  (100,964,958)
                                                                                        -------------                 -------------
                                                       (continued on next page)



                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                                             (Unaudited)
                                                   (continued from privious page)

                                                                                         December 31,                   December 31,
                                                                                                 1996                          1995
                                                                                        -------------                 -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(decrease) in savings deposits, net of withdrawals .....................    $   2,140,205                 ($  2,264,259)
   Proceeds from FHLB advances .....................................................       89,000,000                    20,000,000
   Repayments of FHLB advances .....................................................      (78,000,000)                         --
   Proceeds from short term borrowings .............................................        8,059,000                          --
   Repayments of short term borrowings .............................................      (14,965,900)                         --
   Repayment from stock over subscription ..........................................              --                    (65,685,300)
   Stock retirement ................................................................       (3,735,000)                         --
   Advances from borrowers for tax and insurance ...................................       (7,439,181)                   (7,167,001)
   Dividends paid ..................................................................         (812,873)                         --
                                                                                        -------------                 -------------
Net cash provided by financing activities ..........................................       (5,753,749)                  (55,116,560)

                                                                                        -------------                 -------------
Net (decrease) increase in cash and cash equivalents ...............................          896,086                  (155,454,473)

Cash and cash equivalents at beginning of quarter ..................................       16,179,633                   175,994,270
                                                                                        -------------                 -------------
Cash and cash equivalents at end of quarter ........................................    $  17,075,719                 $  20,539,797
                                                                                        =============                 =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME
  TAXES PAID
   Interest paid ...................................................................    $   6,705,650                 $   5,985,696
   Income taxes paid ...............................................................            5,000                          --

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
   Transfer of investment securities from held
     to maturity to available for sale at estimated fair market value ..............            $--                     $27,171,074
   Transfer of mortgage backed and related securities from held to maturity to
     available for sale at estimated fair value ....................................             --                       1,717,890
   Net unrealized gain on securities available for sale ............................          965,230                       224,788
   Dividends declared and accrued in other liabilities .............................          796,073                       611,655

      See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated statements contain all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") Financial Condition as of December 31, 1996, and September 30, 1996 and the Results of Operations for the three months ended December 31, 1996 and 1995 and the Statements of Cash Flows for the three months ended December 31, 1996 and 1995. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows:

                                                        December 31, 1996            September 30, 1996
                                                      -------------------           -------------------
Balance, beginning of year                                      $927,820                      $807,820
Charge-offs                                                           --                            --
Additions                                                         30,000                       120,000
                                                      -------------------           -------------------
Balance, end of period                                          $957,820                      $927,820
                                                      ===================           ==================

3.   ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 1996 consisted of eight short term, fixed rate and adjustable rate London Interbank Offered Rate ("LIBOR") based advances totalling $76.0 million and four long term, adjustable rate LIBOR based advances totalling $25.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof and cash on deposit with the FHLB.

Scheduled maturities of advances from the FHLB were as follows:


                                December 31, 1996                                September 30, 1996
                     -----------------------------------------------  ------------------------------------------------
                                          Range of  Weighted average                       Range of   Weighted average
                            Amount  interest rates     interest rate         Amount  interest rates      interest rate
                     -------------   -------------     -------------  -------------  --------------   ----------------
Due within one year  $  76,000,000     5.44%-5.61%             5.50%  $  65,000,000     5.40%-5.64%               5.53%

After three but within
four years .........    25,000,000     5.55%-5.66%             5.61%     25,000,000     5.53%-5.74%               5.66%
                     -------------                                    -------------
                     $ 101,000,000                                    $  90,000,000
                     =============                                    =============


4.   SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totalled $8.0 million with an interest rate of 5.65%. All of the agreements are due within 90 days.

5.   REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Saving and Loan Association (the "Association") with applicable regulatory capital requirements at December 31, 1996:

                                                                                     Categorized as "Well
                                                                      For Capital      Capitalized" Under
                                                                         Adequacy       Prompt Corrective
                                                   Actual                Purposes        Action Provision
                                             --------------------      -----------------      -------------------
                                                   Amount   Ratio          Amount  Ratio           Amount   Ratio
                                             ------------   -----      ----------  -----      -----------   -----
As of December 31, 1996:
 Total Capital: .........................    $115,115,858   39.1%       23,553,392   8.0        29,441,740    10.0%
  (To Risk Weighted Assets)
 Tier I Capital: ........................    $114,348,446   38.8%              N/A              17,665,044    6.0%
  (To Risk Weighted Assets)
 Tier I Capital: ........................    $114,348,446   18.1%       18,935,986   3.0        31,559,976    5.0%
  (To Total Assets)
 Tangible Capital: ......................    $114,348,446   18.1%        9,467,993   1.5%              N/A
  (To Total Assets)


6.   SHAREHOLDERS' EQUITY

During the quarter, the Company received approval from the Office of Thrift Supervision to repurchase 10% of its outstanding shares. This repurchase began on December 31, 1996, with the repurchase of 240,000 shares, leaving a balance of 821,247 to be repurchased before September 30, 1997. The stock repurchase program, however, was completed on January 16th, 1997 at an average price of $15.62 a share.

7.   EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company's Employee Stock Ownership Plan ("ESOP") are considered outstanding only at such time as they are committed for release. The Company's Management Recognition and Development Plan ("MRDP") shares are considered outstanding at such time as they are committed for release. The company completed its initial stock offering in October 1995. Accordingly, earnings per share for any periods beginning prior to December 31, 1995 are not applicable. Weighted average shares outstanding for the three month period ending December 31, 1996 and December 31, 1995 were 10,239,751 shares and 11,254,475 shares, respectively.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Clause. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

The Company became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At December 31, 1996, the Company had total consolidated assets of $673.1 million and consolidated shareholders' equity of $152.6 million. The Company is currently not engaged in any other business activity other than holding the stock of the Association and investing excess cash in investment securities or mortgage backed securities. Accordingly, the information set forth in this report, including financial statements and related data, relates to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, on commercial property and multi-family dwellings.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profitability for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's recent introduction of a variable rate home equity lending program that will have an interest rate tied to the Wall Street Journal published prime rate with an additional margin of 2.0%. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charges and other fees income, and decreasing its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through eight office facilities, with the main office located in Klamath Falls, Oregon. The primary market area of the Association are the counties of Klamath, Jackson and Deschutes in Southern and Central Oregon.

Recently Issued Accounting Pronouncements

     In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This Statement prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25").

     Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The stock options granted under the Company's stock option plan have no intrinsic value at grant date, and under Opinion No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion No. 25. Beginning in fiscal year ending September 30, 1997, SFAS No. 123 requires that an employer's audited financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of Opinion No. 25 will disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair valued based method had been used. The Company will continue to apply Opinion No. 25 in accounting for stock-based compensation plans.

Changes in Financial Condition

At December 31, 1996, the consolidated assets of the Company totalled $673.1 million, an increase of $1.1 million or 0.16% from September 30, 1996. The increase in total assets was a result of an increase in net loans receivable of $15.0 million and a $2.9 million increase in FHLB stock. These increases were offset by sales and repayments on mortgage backed securities of $3.7 million and sales and maturities on investment securities of $14.2 million.


Net loans receivable increased by $15.0 million for the quarter, or 3.17%, to $488.6 million at December 31, 1996, compared to $473.6 at September 30, 1996. The increase was primarily the result of continued new loan demand, prompted by aggressive marketing efforts by each branch office, exceeding loan repayments.

Investment securities decreased $14.2 million, or 16.6%, from $85.8 million at September 30, 1996 to $71.6 million at December 31, 1996. This was the result of $30.9 million in securities maturing during the quarter and $16.1 million of securities that were sold, offset by the purchase of $32.3 million in additional securities.

During the quarter ended December 31, 1996, $4.6 million of principal was repaid on mortgage backed securities ("MBS") and $4.7 million in available for sale MBS were sold. In addition, $5.1 million in MBS were purchased, which resulted in the decreased balance of $77.2 million at December 31, 1996 compared to $80.9 million at September 30, 1996, a decrease of $3.7 million, or 4.6%.

Savings deposits increased $2.1 million, or .5%, from $399.7 million at September 30, 1996 to $401.8 million at December 31, 1996. Management attributes the increase to the maintaining of competitive interest rates. Interest credited on accounts also contributed to the increase.

Advances from borrowers for taxes and insurance decreased $7.4 million from September 30, 1996 to December 31, 1996, after paying $9.5 million in reserves for the required real estate taxes due on the Association's loan receivable portfolio and $300,000 in refunds due to decreased real estate taxes due for the prior twelve months.

Advances from the FHLB of Seattle increased $11.0 million, or 12.2%, from $90.0 million at September 30, 1996 to $101.0 million at December 31, 1996. The increase was used to fund the $15.0 million in net loans receivable.

Total shareholders' equity decreased $800,000, or 0.6%, from $153.4 million at September 30, 1996 to $152.6 million at December 31, 1996. This was the combined result of $1.9 million in earnings during the three month period of September 30, 1996 to December 31, 1996, the repurchase of stock on December 31, 1996 for $3.7 million, and declaring a dividend for the first quarter totalling $0.8 million.

RESULTS OF OPERATION

     Comparison of Three Months Ended December 31, 1996 and 1995

General. Net interest income increased $335,111 or 6.26% comparing the three month period ending December 31, 1996 to the same period ending December 31, 1995. Interest income increased $1.7 million, while interest expense increased by only $1.3 million comparing the three month period ended December 31, 1995 to the same period ended December 31, 1996. Non-interest income also increased by $33,040, while non interest expense increased by $764,086 comparing the same two periods. This resulted in net income decreasing $300,000 or 14.6%, from $2.2 million for the three months ended December 31, 1995 to $1.9 million for the three months ended December 31, 1996. The additional non-interest expense was primarily attributable to an $597,000 increase in non-interest expense related to employee benefit plans adopted in connection with the Conversion.

Interest Income. The increase of $1.7 million in interest income was generated by an additional $70.2 million in average interest earning assets for the three months ended December 31, 1996 compared to 1995. The decrease in federal funds sold income of $.08 million resulted from federal funds sold being redeployed in mortgage backed securities and loans receivable, resulting in a $1.0 million increase in interest income on mortgage backed securities and $1.3 million increase in loans receivable.

The average yield on interest earning assets increased 25 basis points from 7.18% for the three months ended December 31, 1995 to 7.43% for the same period ended December 31, 1996. This reflects the Company's continued effort to invest in loans and investments with higher yields, without materially increasing risk.

Interest Expense. Interest expense on savings deposits increased $50,074 for the three months ended December 31, 1996 as compared to the same period in 1995. Although total deposits grew by $19.7 million from December 31, 1995 to December 31, 1996, the average interest paid on interest-bearing deposits declined 11 basis points from 5.26% for the three months ended December 31, 1995 to 5.15% for the same period ended December 31, 1996. Although the average cost of funds decreased to 5.15%, total interest expense increased due to the $19.7 million in deposit growth.

Provision for Loan Losses. For both three month periods ending December 31, 1996 and December 31, 1995, the provision for loan losses was $30,000 and there were not any charge offs during the quarter. At December 31, 1996, the allowance for loan losses was equal to 447.7% of non-performing assets compared to 485.9% at September 30, 1996. The decrease in the coverage ratio at December 31, 1996 was the result of a slight increase non-performing loans from $191,000 at September 30, 1996 to $214,000 at December 31, 1996.

Non-Interest Income. Non-interest income increased $33,040, or 41.6%, to $112,510 for the three months ended December 31, 1996 from $79,470 for the three months ended December 31, 1995. The increase was primarily attributable to increased income from additional fee income, gains on the sale of real estate owned and gain on sale of investments. Additional fee income came as a result of aggressive internal marketing efforts to improve fee income from checking accounts, ATMs, and mortgage life insurance sales.

Non-Interest Expense. Non-interest expense increased $764,086, or 41.5%, for the three months ended December 31, 1996, from $1.8 million for the comparable period in 1995 to $2.6 million. Of this increase, $597,338 was attributable to an increase in compensation and benefit expense in 1996, reflecting the accrual for Employee Stock Ownership Plan contributions and the Management Recognition and Development Plan. The balance of the increase was a result of a loss on sale of investments of $15,000. The ratio of non-interest expense to average total assets was 1.5% and 1.2% for the three months ended December 31, 1996 and 1995, respectively.

Income Taxes. Although the provision for income tax increased to 40% of pretax income for the three months ended December 31, 1996, compared to 37% for the same period ended December 31, 1995, the provision for income taxes decreased $68,000 for the three months ended December 31, 1996 compared with the prior year, as a result of lower pretax earnings for the quarter.

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


Item 6.       Exhibits and Reports on Form 8-K

              a)      Not applicable.

              b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            KLAMATH FIRST BANCORP, INC.

Date:         February 14, 1997             By:    /s/ Gerald V. Brown
                                            ---------------------------
                                             Gerald V. Brown, President
                                             and Chief Executive Officer


Date:         February 14, 1997              By:   /s/ Marshall Jay Alexander
                                             ---------------------------
                                             Marshall Jay Alexander,
                                             Vice President
                                             and Chief Financial Officer