Form 10-Q
period 1997-03-31
KLAMATH FIRST BANCORP INC
filed 1997-05-15
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1997

                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                              Commission File Number: 0-26556

                              KLAMATH FIRST BANCORP, INC.
                   (Exact name of registrant as specified in its charter)

                 Oregon                                              93-1180440
--------------------------------------------                  -----------------
State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                         Identification Number)

540 Main Street, Klamath Falls, Oregon                                    97601
--------------------------------------------                  -----------------
Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (541) 882-3444
                                                              -----------------

Securities registered pursuant to Section 12(b) of the Act:                None
                                                              -----------------

Securities registered pursuant to
Section 12(g) of the Act:                Common Stock, par value $.01 per share
                                         --------------------------------------
                                                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

        As of April 30, 1997, there were issued and outstanding 9,081,113 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                           KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                          TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                              Page
                                                                           ----
         Consolidated Statements of Financial Condition
         As of March 31, 1997 and September 30, 1996)                    3

         Consolidated Statements of Earnings (For the three months
         and six months ended March 31, 1997 and 1996)                   4

         Consolidated Statement of Shareholders' Equity
         (For the year ended September 30, 1996 and for
         the six months ended March 31, 1997)                            5

         Consolidated Statements of Cash Flows (For the six
         months ended March 31, 1997 and 1996)                          6 - 7

         Notes to Consolidated Financial Statements                     8 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10 - 15

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                              16

Item 2.  Changes in Securities                                          16

Item 3.  Defaults Upon Senior Securities                                16

Item 4.  Submission of Matters to a Vote of Security Holders            16

Item 5.  Other Information                                              16

Item 6.  Exhibits and Reports on Form 8-K                               16

Signatures                                                              17


                                        KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         AS OF MARCH 31, 1997 AND SEPTEMBER 30, 1996
                                                         (Unaudited)
                                                                   March 31, 1997      September 30, 1996
ASSETS                                                         ------------------      ------------------


Cash and due from banks                                               $3,049,566              $6,841,554
Federal funds sold                                                    11,129,133               9,338,079
                                                               ------------------      ------------------
   Total cash and cash equivalents                                    14,178,699              16,179,633

Investment securities available for sale, at fair value               62,351,142              75,986,611
  (amortized cost: $63,679,680 and $77,071,211)
Investment securities held to maturity, at amortized cost
  (fair value: $9,794,754 and $9,860,165)                              9,767,669               9,827,193
Mortgage backed and related securities available for sale, at
  fair value (amortized cost: $64,441,655 and $74,249,350)            64,769,931              74,109,321
Mortgage backed and related securities held to maturity, at
  amortized cost (fair value: $6,219,258 and $6,736,007)               6,211,074               6,783,001
Loans receivable, net                                                508,357,123             473,555,988
Real estate owned                                                             --                  69,483
Premises and equipment, net                                            5,266,552               4,964,262
Stock in Federal Home Loan Bank of Seattle, at cost                    5,368,700               4,773,800
Accrued interest receivable, net                                       5,036,159               5,037,285
Other assets                                                           2,523,423                 682,814
                                                               ------------------      ------------------
   Total assets                                                     $683,830,472            $671,969,391
                                                               ==================      ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities                                               $414,831,375            $399,673,180
  Accrued interest on savings deposits                                   862,078                 712,408
  Advances from borrowers for taxes and insurance                      3,222,140               7,831,127
  Advances from Federal Home Loan Bank of Seattle                    101,000,000              90,000,000
  Short term borrowings                                               18,721,250              14,904,400
  Accrued interest on borrowings                                         598,781                 323,163
  Pension liability                                                      735,762                 668,088
  Deferred federal and state income taxes                              1,043,357                 735,596
  Other liabilities                                                    3,063,446               3,710,455
                                                               ------------------      ------------------
    Total liabilities                                                544,078,189             518,558,417
                                                               ------------------      ------------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized;                 --                      --
  none issued
  Common stock, $.01 par value, 35,000,000 shares authorized,
  March 31, 1997 - 10,451,223 issued, 9,081,113 outstanding;
  September 30, 1996 - 11,612,470 issued,
  10,242,360 shares outstanding                                          104,512                 116,124
  Additional paid-in-capital                                          92,541,983             110,762,678
  Retained earnings-substantially restricted                          62,069,497              59,082,479
  Unearned shares issued to ESOP                                      (8,318,525)             (8,807,850)
  Unearned shares issued to MRDP                                      (6,025,022)             (6,694,470)
  Net unrealized loss on securities available for sale                  (620,162)             (1,047,987)
                                                               ------------------      ------------------
    Total shareholders' equity                                       139,752,283             153,410,974
                                                               ------------------      ------------------
    Total liabilities and shareholders' equity                      $683,830,472            $671,969,391
                                                               ==================      ==================

      See notes to consolidated financial statements.



                                        KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)


                                          Three Months Ended Three Months Ended   Six Months Ended    Six Months Ended
                                                   March 31,          March 31,          March 31,           March 31,
                                                        1997               1996               1997                1996
                                              --------------     --------------     --------------      --------------
INTEREST INCOME
  Loans receivable                               $9,866,855         $8,645,846        $19,473,185         $16,904,150
  Mortgage backed and related securities          1,125,772            465,656          2,395,039             730,511
  Investment securities                           1,243,295          1,759,474          2,666,185           3,181,255
  Federal funds sold                                164,090            180,492            448,344           1,022,671
  Interest bearing deposits                           9,530             86,636             29,412             218,067
                                              --------------     --------------     --------------      --------------
    Total interest income                        12,409,542         11,138,104         25,012,165          22,056,654
                                              --------------     --------------     --------------      --------------

INTEREST EXPENSE
  Deposit liabilities                             5,151,533          5,024,369         10,297,463          10,120,225
  FHLB advances                                   1,398,352            582,378          2,939,749           1,009,517
  Other                                             247,984             18,759            476,726              62,871
                                              --------------     --------------     --------------      --------------
    Total interest expense                        6,797,869          5,625,506         13,713,938          11,192,613
                                              --------------     --------------     --------------      --------------
    Net interest income                           5,611,673          5,512,598         11,298,227          10,864,041

Provision for loan losses                           240,000             30,000            270,000              60,000
                                              --------------     --------------     --------------      --------------

    Net interest income after provision for
      loan losses                                 5,371,673          5,482,598         11,028,227          10,804,041
                                              --------------     --------------     --------------      --------------

NON-INTEREST INCOME
  Fees and service charges                           76,812             58,601            148,470             119,474
  Gain on sale of investments                            --                 --              2,143                  --
  Gain on sale of real estate owned                   1,649                 --             27,946                  --
  Other income                                       23,275             39,201             35,687              57,798
                                              --------------     --------------     --------------      --------------
    Total non-interest income                       101,736             97,802            214,246             177,272
                                              --------------     --------------     --------------      --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and             1,652,645          955,357            3,231,612           1,936,986
  related expense
  Occupancy expense                                 239,896            254,627            474,381             485,947
  Data processing expense                            94,932             89,706            216,011             181,138
  Insurance premium expense                          15,678            238,430            245,107             463,072
  Loss on sale of investments                            --                 --             14,530                  --
  Loss on sale of real estate owned                      --                 --                 --               4,690
  Other expense                                     439,214            390,232            864,659             696,368
                                              --------------     --------------     --------------      --------------
    Total non-interest expense                    2,442,365          1,928,352          5,046,300           3,768,201
                                              --------------     --------------     --------------      --------------

Earnings before income taxes                      3,031,044          3,652,048          6,196,173           7,213,112

Provision for income tax                            549,767          1,245,082          1,801,809           2,565,007
                                              --------------     --------------     --------------      --------------

Net earnings                                     $2,481,277         $2,406,966         $4,394,364          $4,648,105
                                              ==============     ==============     ==============      ==============

Earnings per common share (based on weighted
  average shares outstanding)                          $.27               $.21               $.45                $.41
Weighted average number of shares outstanding     9,226,876         11,254,475          9,738,879          11,254,475

      See notes to consolidated financial statements.



                                        KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND THE SIX MONTHS ENDED MARCH 31, 1997
                                                         (Unaudited)

                                                   Additional                   Unearned    Unrealized       Unearned         Total
                     Common Stock  Common Stock       paid-in     Retained   ESOP shares   gain (loss)  shares issued  shareholders'
                           Shares        Amount       capital     earnings       at cost on securities  to MRDP Trust        equity
                    -------------- ------------- ------------ ------------ ------------- ------------- -------------- -------------
Balance at
October 1, 1995         12,233,125  $    122,331 $119,230,653 $ 55,811,362  ($ 9,786,500) ($   692,781)           $--  $164,685,065

Cash dividends                 --             --           --   (2,838,680)           --            --             --    (2,838,680)

Earned ESOP shares             --             --      417,652           --       978,650            --             --     1,396,302

Unrealized loss on
securities available
for sale                       --             --           --           --            --      (355,206)            --      (355,206)

Unearned shares
issued to MRDP Trust           --             --           --           --            --            --     (6,694,470)   (6,694,470)

Stock retirement         (620,655)        (6,207)  (8,885,627)          --            --            --             --    (8,891,834)

Net earnings                   --             --           --    6,109,797            --            --             --     6,109,797
                    -------------- ------------- ------------ ------------ ------------- ------------- -------------- -------------
Balance at
September 30, 1996      11,612,470      $116,124 $110,762,678  $59,082,479   ($8,807,850)  ($1,047,987)   ($6,694,470) $153,410,974

Cash dividends                  --            --           --   (1,407,346)           --            --             --    (1,407,346)

Unrealized gain
on securities
available for sale              --            --           --           --            --       427,825             --       427,825

Stock retirement        (1,161,247)      (11,612) (18,489,667)          --            --            --             --   (18,501,279)

ESOP contribution               --            --      268,972           --       489,325            --             --       758,297

MRDP contribution               --            --           --           --            --            --        669,448       669,448

Net earnings                    --            --           --    4,394,364            --            --             --     4,394,364
                    -------------- ------------- ------------ ------------ ------------- ------------- -------------- -------------
Balance at
March 31, 1997          10,451,223      $104,512  $92,541,983  $62,069,497   ($8,318,525)    ($620,162)   ($6,025,022) $139,752,283
                    ============== ============= ============ ============ ============= ============== ============= =============

      See notes to consolidated financial statements.




                                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                                               (Unaudited)

                                                                Six Months Ended        Six Months Ended
                                                                       March 31,               March 31,
                                                                            1997                    1996
                                                                  --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                      $4,394,364              $4,648,105
                                                                  --------------          --------------
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation                                                         179,994                 206,616
   Provision for loan losses                                            270,000                  60,000
   Compensation expense related to ESOP benefit                         758,298                 640,722
   Compensation expense related to MRDP Trust                           669,448                      --
   Net amortization of premiums (discounts)  paid on
     investment and mortgage backed and related securities              275,611                 (53,854)
   Increase in deferred loan fees, net of amortization                  343,334                 271,832
   Accretion of discounts on purchased loans                               (163)                   (159)
   Net (gain) loss on sale of real estate owned and
     premises and equipment                                              (3,234)                  4,690
   Net (gain) loss on sale of investment and mortgage
     backed and related securities                                       12,387                      --
   FHLB stock dividend                                                 (244,600)               (164,800)
CHANGES IN ASSETS AND LIABILITIES
   Accrued interest receivable                                            1,126              (1,134,672)
   Other assets                                                      (1,840,609)               (487,442)
   Accrued interest on deposit liabilities                              149,670                (277,236)
   Accrued interest on borrowings                                       275,618                      --
   Pension liabilities                                                   67,674                  60,674
   Deferred federal and state income taxes                              511,220                 519,232
   Other liabilities                                                 (1,707,253)             (2,230,770)
                                                                  --------------          --------------
Total adjustments                                                      (281,479)             (2,585,167)
                                                                  --------------          --------------
Net cash provided by operating activities                             4,112,885               2,062,938
                                                                  --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
     held to maturity                                                28,949,466              66,082,000
   Proceeds from maturity of investment securities
     available for sale                                               2,000,000                      --
   Principal repayments received on mortgage
      backed and related securities                                  10,588,829               3,182,619
   Principal repayments received on loans                            24,836,041              32,066,766
   Loan originations                                                (60,250,348)            (62,235,350)
   Purchase of investment securities held
     to maturity                                                    (28,930,495)            (14,741,331)
   Purchase of investment securities available
     for sale                                                        (3,413,607)           (102,018,163)
   Purchase of mortgage backed and related
     securities held to maturity                                             --              (2,581,632)
   Purchase of mortgage backed and related
     securities available for sale                                   (5,151,261)            (44,280,984)
   Purchase of FHLB stock                                            (2,776,200)                     --
   Proceeds from sale of FHLB stock                                   2,425,900                      --
   Proceeds from sale of investment securities
     available for sale                                              16,066,044                      --
   Proceeds from sale of mortgage backed and related
     securities available for sale                                    4,712,347                      --
   Proceeds from sale of real estate owned and
     premises and equipment                                              72,717                  20,667
   Purchases of premises and equipment                                 (482,284)                (96,380)
                                                                  --------------          --------------
Net cash used in investing activities                               (11,352,851)           (124,601,788)
                                                                  --------------          --------------




                                              KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                                                               (Unaudited)
                                                               (continued)

                                                                Six Months Ended        Six Months Ended
                                                                       March 31,               March 31,
                                                                            1997                    1996
                                                                ----------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(decrease) in deposit
    liabilities, net of withdrawals                                 $15,158,195              $5,815,494
   Proceeds from FHLB advances                                       93,000,000              20,000,000
   Repayments of FHLB advances                                      (82,000,000)                     --
   Proceeds from short term borrowings                               26,780,250                      --
   Repayments of short term borrowings                              (22,963,400)                     --
   Repayment from stock over subscription                                    --             (65,685,300)
   Stock retirement                                                 (18,501,280)                     --
   Advances from borrowers for tax and insurance                     (4,608,987)             (4,830,861)
   Dividends paid                                                    (1,625,746)               (611,655)
                                                                  --------------          --------------
Net cash provided by financing activities                             5,239,032             (45,312,322)
                                                                  --------------          --------------
Net (decrease) increase in cash and cash
  equivalents                                                        (2,000,934)           (167,851,172)

Cash and cash equivalents at beginning
  of quarter                                                         16,179,633             175,994,270

Cash and cash equivalents at end of quarter                         $14,178,699              $8,143,098

                                                                  ==============          ==============
SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME
  TAXES PAID
   Interest paid                                                    $13,288,649             $11,469,849
   Income taxes paid                                                    893,500               2,469,173

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
   Transfer of investment securities from held
     to maturity to available for sale at
     estimated fair market value                                            $--             $27,171,074
   Transfer of mortgage backed and related
     securities from held to maturity to
     available for sale at estimated fair
     value                                                                   --               1,717,890
   Net unrealized gain (loss) on securities
     available for sale                                                 427,825                (985,552)
   Dividends declared and accrued in other
     liabilities                                                        783,842                 795,153

      See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 1997, and September 30, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and for the six months ended March 31, 1997 and 1996 and cash flows for the six months ended March 31, 1997 and 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months and six months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  ALLOWANCE FOR LOAN LOSSES

                                                March 31,     September 30,
                                                     1997              1996
                                           --------------    --------------
Balance, beginning of year                      $927,820          $807,820
Charge-offs                                           --                --
Additions                                        270,000           120,000
                                           --------------    --------------
Balance, end of period                        $1,197,820          $927,820
                                           ==============    ==============

Additions to the allowance for loan losses were increased during the period ended March 31, 1997 in response to the purchase of $6.0 million of loans secured by multi-family residential property which are higher yielding and more risky than the Company's traditional portfolio of one- to four-family residential mortgages.

3.  ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1997 consisted of eight short term advances totalling $76.0 million and four long term advances totalling $25.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof and cash on deposit with the FHLB.

                                             March 31, 1997                       September 30, 1996
                               ------------   ----------- --------------- ----------- --------------  -------------
                                                 Range of        Weighted                   Range of       Weighted
                                                 interest         average                   interest        average
                                     Amount         rates   interest rate      Amount          rates  interest rate
                               ------------   ----------- --------------- ----------- --------------  -------------
Due within one year             $76,000,000   5.42%-5.78%          5.54%  $65,000,000    5.40%-5.64%          5.53%

After two but within
four years                       25,000,000   5.55%-5.61%          5.59%   25,000,000    5.53%-5.74%          5.66%
                               ------------                               -----------
                               $101,000,000                               $90,000,000
                               ============                               ===========

4.  SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totalled $18.7 million with an interest rate of 5.65%. All of the agreements are due within 90 days.

5.  REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 1997:

                                                                                        Categorized as "Well
                                                                                          Capitalized" Under
                                                                  For Capital              Prompt Corrective
                                            Actual          Adequacy Purposes               Action Provision
                                       -----------  ------  -----------------   ------     -----------------    ------
                                            Amount   Ratio             Amount    Ratio                Amount     Ratio
As of March 31, 1997:
 Total Capital:                        116,002,649   38.1%         24,333,320      8.0%           30,416,650      10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                       114,804,829   37.7%                N/A                     18,249,990       6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                       114,804,829   17.9%         19,224,309      3.0%           32,040,514       5.0%
  (To Total Assets)
 Tangible Capital:                     114,804,829   17.9%          9,612,154      1.5%                  N/A
  (To Total Assets)

6.  SHAREHOLDERS' EQUITY

During the quarter ended December 31, 1996, the Company received approval from the Office of Thrift Supervision to repurchase 10% of its outstanding shares. This repurchase was begun on December 31, 1996, with the repurchase of 240,000 shares. The remaining 921,247 shares were repurchased in January 1997. The shares were repurchased at an average price of $15.93.

7.  EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period. Shares held by the Company's Employee Stock Ownership Plan ("ESOP") are considered outstanding only at such time as they are committed for release. The Company's Management Recognition and Development Plan ("MRDP") shares are considered outstanding at such time as they are committed for release. Weighted average shares outstanding for the six month period ending March 31, 1997 and 1996 were 9,738,879 and 11,254,475, respectively.

8.  BRANCH ACQUISITION

During the quarter ended March 31, 1997, the Company entered into a definitive agreement to purchase 25 branches from Wells Fargo Bank, N.A. The transaction includes purchase of deposits and branch facilities located in rural Oregon communities and is scheduled to close by July 18, 1997, subject to regulatory approval. The transaction will be accounted for as a purchase under generally accepted accounting principles.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


Safe Harbor Clause. This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protection of such safe harbor with respect to all of such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At March 31, 1997, the Company had total consolidated assets of $683.8 million and consolidated shareholders' equity of $139.8 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association has recently begun purchasing Oregon-based multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate construction loans that meet our existing conservative underwriting standards outside of the current branch market areas. While these types of loans represent only 1.4% of net loans at March 31, 1997, they accounted for 11.9% of loan production for the six months ended March 31, 1997.


Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's recent introduction of a variable rate home equity lending program that will have an interest rate tied to the Wall Street Journal published prime rate with an additional margin of 2.0%. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through eight office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the counties of Klamath, Jackson and Deschutes in Southern and Central Oregon.

Branch Acquisition

The Association has entered into a definitive agreement to purchase 25 branches in rural Oregon communities from Wells Fargo Bank, N.A. The transaction includes purchase of deposits and branch facilities and is expected to close by July 18, 1997, subject to regulatory approval. This acquisition will expand the Association's market area to include 33 branches in 22 Oregon counties. The acquired offices are located in communities which are compatible with, and complement, the Association's current markets and philosophy.

The purchase price is based on 6.51% of average deposits at the branches during the thirty days prior to closing, plus the book value of fixed assets. At this time the exact deposit premium cannot be determined, however, deposits of the subject branches totalled $250.4 million as of March 31, 1997. In accordance with generally accepted accounting principles, the fixed assets acquired will be recorded at fair value, estimated to be approximately $4.9 million in excess of the book value/purchase price. This increase in fixed asset value will be offset by a reduction in the deposit premium recorded. Excess deposited funds will initially be invested in securities. With the increase in the Association's deposits and assets as a result of the acquisition, total deposits and total assets of the Company are expected to increase by approximately 60.3% and 36.6%, respectively.

Recently Issued Accounting Pronouncements

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." This Statement prescribes accounting and reporting standards for all stock-based compensation plans, including employee stock options, restricted stock and stock appreciation rights. The Statement defines a "fair value based method" of accounting for employee stock options and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the "intrinsic value based method" under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion No. 25").

Under the fair value based method, compensation cost is measured at the grant date of the option based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The stock options granted under the Company's stock option plan have no intrinsic value at grant date, and under Opinion No. 25 no compensation cost is recognized for them. Compensation cost is recognized for other types of stock-based compensation plans under Opinion No.
25. Beginning in the fiscal year ending September 30, 1997, SFAS No. 123 requires that an employer's audited financial statements include certain disclosures about stock-based compensation arrangements regardless of the method used to account for them. An employer that continues to apply the accounting provisions of Opinion No. 25 will disclose pro forma amounts that reflect the difference between compensation cost, if any, included in net income and the related cost measured by the fair value based method, including tax effects, that would have been recognized in the income statement if the fair value based method had been used. The company will continue to apply Opinion No. 25 in accounting for stock-based compensation plans and will provide the disclosures required by SFAS No. 123.

In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets
                                       11
and Extinguishments of Liabilities," which was amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," issued in December 1996. These Statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. These Statements provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

The Company plans to implement SFAS No.125 in compliance with the effective dates as amended by SFAS No. 127. The Company does not expect implementation to have a material impact on its financial position or results of operations.

In February 1997, FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS), simplifying the standards for computation of earnings per share and making them comparable to international EPS standards. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. Management has not yet evaluated the impact that adopton of this Statement will have.

Changes in Financial Condition

At March 31,  1997,  the  consolidated  assets of the  Company  totalled  $683.8 million, an increase of $11.8 million, or 1.77%, from $672.0 million at September 30, 1996. The increase in total assets was a result of an increase in net loans receivable of $34.8 million and a $594,900 increase in FHLB stock. These increases were offset by sales and repayments of mortgage backed and related securities of $9.9 million and sales and maturities of investment securities of $13.7 million.

Net loans receivable increased by $34.8 million, or 7.35%, to $508.4 million at March 31, 1997, compared to $473.6 million at September 30, 1996. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $6.0 million in higher yielding loans on multi-family residential properties in Oregon during March 1997.

Investment securities decreased $13.7 million, or 16.0%, from $85.8 million at September 30, 1996 to $72.1 million at March 31, 1997. This decrease was the result of $30.9 million in securities maturing during the period and $16.1 million of securities that were sold. These decreases were offset by the purchase of $32.3 million in securities. Per the Company's business plan, proceeds from investment runoff have been used to fund loan growth.

During the six months ended March 31, 1997, $10.6 million of principal payments were received on mortgage backed and related securities ("MBS") and $4.7 million in available for sale MBS were sold. In addition, $5.2 million in MBS were purchased, which resulted in the balance of $71.0 million at March 31, 1997, a decrease of $9.9 million, or 12.3%, from $80.9 million at September 30, 1996.

Savings deposits increased $15.1 million, or 3.8%, from $399.7 million at September 30, 1996 to $414.8 million at March 31, 1997 Management attributes the increase to the maintaining of competitive rates in our market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase.

Advances from borrowers for taxes and insurance decreased $4.6 million from September 30, 1996 to March 31, 1997. The decrease is the combined result of paying $9.5 million in reserves for the required real estate taxes due on the Association's loan receivable portfolio and $300,000 in refunds due to decreased real estate taxes due for the prior twelve months offset by the accrual of payments received for taxes and insurance during the past six months.

Advances from the FHLB of Seattle increased $11.0 million, or 12.2%, from $90.0 million at September 30, 1996 to $101.0 million at March 31, 1997. Six million dollars of the increase was used to fund loan growth and $5.0 million was used to purchase adjustable rate mortgage backed securities.

Total shareholders' equity decreased $13.7 million, or 8.9%, from $153.4 million at September 30, 1996 to $139.8 million at March 31, 1997. This net decrease was the combined result of the repurchase of 1,161,247 shares of stock for $18.5 million and the declaration of $1.4 million in dividends for the first two quarters, partially offset by $4.4 million in earnings during the six month period from September 30, 1996 to March 31, 1997.

Results of Operations

         Comparison of Six Months Ended March 31, 1997 and 1996

General. Net interest income increased $434,186, or 4.0%, comparing the six month period ending March 31, 1997 to the same period ending March 31, 1996. Interest income increased $3.0 million while interest expense increased by only $2.5 million comparing the six month period ended March 31, 1997 to the same period ended March 31, 1996. Non-interest income also increased by $36,974, while the provision for loan losses increased by $210,000, non-interest expense increased by $1.3 million, and income taxes decreased by $763,198 comparing the same two periods. This resulted in net income decreasing by $253,741, or 5.46%, from $4.6 million for the six months ended March 31, 1996 to $4.4 million for the six months ended March 31, 1997.

Interest Income. The increase of $3.0 million in interest income was generated by an additional $73.1 million in average interest earning assets for the six months ended March 31, 1997 compared to the same period in 1996. Balances previously invested in federal funds sold have been redeployed to investments in mortgage backed and related securities and loans receivable in the current year, resulting in a $1.7 million increase in interest income on mortgage backed and related securities and $2.6 million increase in income on loans receivable. These increases were partially offset by a $515,070 decrease in income on investment securities related to a decrease in the average balance of securities held.

The average yield on interest earning assets increased 8 basis points to 7.44% for the six months ended March 31, 1997 from 7.36% for the same period ended March 31, 1996. This reflects the Company's continued effort to invest in loans and investments with higher yields, without materially increasing risk.

Interest Expense. Interest expense on savings deposits increased $177,238 for the six months ended March 31, 1997 as compared to the same period in 1996. Although total deposits grew by $24.6 million comparing March 31, 1996 to 1997, the average interest paid on interest-bearing deposits declined 15 basis points from 5.27% for the six months ended March 31, 1996 to 5.12% for the same period ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses was $270,000 and there were no charge offs during the six months ended March 31, 1997 compared to a $60,000 provision and no charge offs during the six months ended March 31, 1996. The provision was increased during the quarter ended March 31, 1997 in response to portfolio growth and the purchase of $6.0 million of higher-yielding loans collateralized by multi-family residential property which have higher associated risk than the existing portfolio of one- to four-family residential mortgages.
Based on the Company's business strategies, management anticipates increasing the proportion of the loan portfolio dedicated to these higher-yielding loans. At March 31, 1997, the allowance for loan losses was equal to 176.7% of non-performing loans compared to 485.9% at September 30, 1996. The decrease in the coverage ratio at March 31, 1997 was the result of an increase in non-performing loans from $191,000 at September 30, 1996 to $678,000 at March 31, 1997.
                                       13

Non-Interest Income. Non-interest income increased $36,974, or 20.9%, to $214,246 for the six months ended March 31, 1997 from $177,272 for the six months ended March 31, 1996. The increase was attributable to increased fee income as well as gains on sale of real estate owned and investments. Additional fee income resulted from aggressive internal marketing efforts to improve fee income from checking accounts, ATM's, and mortgage life insurance sales.

Non-Interest Expense. Non-interest expense increased $1.3 million, or 33.9%, to $5.0 million for the six months ended March 31, 1997, from $3.8 million for the comparable period in 1996. Of this increase, $1.3 million was attributable to an increase in compensation and benefit expense in 1997, reflecting the accruals for Employee Stock Ownership Plan contributions and the Management Recognition and Development Plan. The additional expense associated with benefit plans which were not in place in the prior year will continue to impact prior period comparisons for the remaining quarters of the year ended September 30, 1997. Increases in other expense of $168,291 were offset by a $217,965 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997 and further reduced by a credit for overpayment of premiums in 1996. The ratio of non-interest expense to average total assets was 1.5% and 1.2% for the six months ended March 31, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes decreased $763,198 for the six months ended March 31, 1997 compared with the same period ended March 31, 1996, primarily as a result of recognition of the tax benefit related to the capital loss on sale of the U.S. Federal securities mutual bond fund. At September 30, 1996, when the capital loss was recognized for book purposes, a valuation allowance was created to offset the deferred tax asset because the Company was not assured of being able to realize a capital gain and the related tax benefit. During the quarter ended March 31, 1997, the Company, through the sale of certain investments, realized a capital gain for tax purposes that assures realization of the tax benefit and thus reduced the valuation allowance to zero.

         Comparison of Three Months Ended March 31, 1997 and 1996

General. Net income increased $74,311, or 3.1%, from $2.4 million for the three months ended March 31, 1996 to $2.5 million for the three months ended March 31, 1997. This increase was attributable to an increase in net interest income and a decrease in the provision for income taxes offset by increases in the provision for loan losses and non-interest expense related to employee benefit plans adopted at conversion.

Interest Income. Additional interest income generated by the $69.7 million increase in average interest earning assets contributed to an increase of $1.3 million in interest income for the three months ended March 31, 1997 compared to 1996. Of this increase, $0.7 million is attributable to increased interest income on mortgage backed and related securities and $1.2 million to increased loans receivable. These increases were offset by a decrease in interest on investment securities of $0.5 million.

The average yield on interest earning assets remained consistent at 7.45% for the three months ended March 31, 1997 compared to 7.46% for the same period ended March 31, 1996.

Interest Expense. Interest expense on savings deposits increased $127,164 for the three months ended March 31, 1997 as compared to the same period in 1996. Although average deposits increased by $20.4 million comparing March 31, 1996 to 1997, the average interest paid on interest-bearing deposits decreased 14 basis points from 5.21% for the three months ended March 31, 1996 to 5.07% for the same period ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses was $240,000 and there were not any charge offs during the three months ended March 31, 1997 compared to a $30,000 provision and no charge offs during the three months ended March 31, 1996. The provision was increased during the quarter ended March 31, 1997 in response to portfolio growth and the purchase of $6.0 million of higher-yielding loans collateralized by multi-family residential property which have higher associated risk than the existing portfolio of one- to four-family residential mortgages.

Non-Interest Income. Non-interest income increased $3,934, or 4.0%, to $101,736 for the three months ended March 31, 1997 from $97,802 for the three months ended March 31, 1996. The increase was primarily attributable to a $18,211 increase in fee income partially offset by a decrease in other income. Additional fee income resulted from aggressive internal marketing efforts to improve fee income from checking accounts, ATM's, and mortgage life insurance sales.

Non-Interest Expense. Non-interest expense increased $514,013, or 26.7%, to $2.4 million for the three months ended March 31, 1997, from $1.9 million in the comparable period in 1996. Of this increase, $697,288 was attributable to an increase in compensation and benefit expense in 1997, primarily reflecting the accruals for Employee Stock Ownership Plan contributions and the Management Recognition and Development Plan. This increase was partially offset by a $222,752 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997 and further reduced by a credit for overpayment of premiums in 1996. The ratio of non-interest expense to average total assets was 1.5% and 1.3% for the three months ended March 31, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes decreased $695,315 for the three months ended March 31, 1997 compared with the prior year, primarily as a result of recognition of the tax benefit related to loss on sale of the U.S. Federal securities mutual bond fund, as noted in the discussion of income taxes in the six month comparison, above.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held an annual meeting on January 22, 1997. The election of three directors was brought before the security holders for vote. The following three directors were nominated and elected for three-year terms:

                                    Vote For      Vote Withheld
                                   ___________  _________________
               Timothy A. Bailey    9,866,231         12,783
               James D. Bocchi      9,864,581         14,433
               William C. Dalton    9,845,206         33,808


         The following other directors continue in office for their respective remaining terms: Rodney N. Murray (one-year term), Bernard Z. Agrons (one-year term), Gerald V. Brown (two-year term), J. Gillis Hannigan (two-year term), and Adolph Zamsky (two-year term).

         No additional items were on the agenda of the annual meeting and no items were brought to a vote during the meeting.


Item 5.  Other Information

         Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

         a)  Not applicable.

         b) A report on Form 8-K dated March 5, 1997 was filed on March 19, 1997 relating to the Company's entrance into a definitive agreement with Wells Fargo Bank, N.A. to purchase 25 branch offices in rural Oregon communities.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KLAMATH FIRST BANCORP, INC.

Date:    May 14, 1997                    By:      /s/ Gerald V. Brown
                                         ------------------------------
                                         Gerald V. Brown, President and
                                         Chief Executive Officer


Date:    May 14, 1997                    By:      /s/ Marshall Jay Alexander
                                         -----------------------------------
                                         Marshall Jay Alexander, Vice President
                                         and Chief Financial Officer