Form 10-Q
period 1997-06-30
KLAMATH FIRST BANCORP INC
filed 1997-08-13
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1997

                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                              Commission File Number: 0-26556

                              KLAMATH FIRST BANCORP, INC.
                   (Exact name of registrant as specified in its charter)

         Oregon                                                     93-1180440
State or other jurisdiction of incorporation                   (I.R.S. Employer
or organization)                                          Identification Number)

540 Main Street, Klamath Falls, Oregon                                    97601
Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:              (541) 882-3444

Securities registered pursuant to Section 12(b) of the Act:                None

Securities registered pursuant to
Section 12(g) of the Act:                Common Stock, par value $.01 per share
                                                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO .

     As of July 31, 1997, there were issued and outstanding 9,137,717 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                             Page
                                                                          ----
         Consolidated Statements of Financial Condition
         As of June 30, 1997 and September 30, 1996)                        3

         Consolidated Statements of Earnings (For the three months
         and nine months ended June 30, 1997 and 1996)                      4

         Consolidated Statement of Shareholders' Equity
         (For the year ended September 30, 1996 and for
         the nine months ended June 30, 1997)                               5

         Consolidated Statements of Cash Flows (For the nine
         months ended June 30, 1997 and 1996)                             6 - 7

         Notes to Consolidated Financial Statements                       8 - 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            10 - 15

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                 16

Item 2.  Changes in Securities                                             16

Item 3.  Defaults Upon Senior Securities                                   16

Item 4.  Submission of Matters to a Vote of Security Holders               16

Item 5.  Other Information                                                 16

Item 6.  Exhibits and Reports on Form 8-K                                  16

Signatures                                                                 17


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                         AS OF JUNE 30, 1997 AND SEPTEMBER 30, 1996
                                                         (Unaudited)

                                                                                 June 30, 1997      September 30, 1996
ASSETS                                                                  ----------------------  ----------------------

Cash and due from banks ......................................................   $   3,434,318           $   6,841,554
Federal funds sold ...........................................................      10,285,686               9,338,079
                                                                                 -------------           -------------
   Total cash and cash equivalents ...........................................      13,720,004              16,179,633

Investment securities available for sale, at fair value ......................      66,343,067              75,986,611
  (amortized cost: $66,848,722 and $77,071,211)
Investment securities held to maturity, at amortized cost (fair
  value: $19,685,340 and $9,860,165) .........................................      19,701,594               9,827,193
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $68,637,829 and $74,249,350) ........................      69,321,749              74,109,321
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $5,988,492 and $6,736,007) ...............................       5,922,438               6,783,001
Loans receivable, net ........................................................     531,461,310             473,555,988
Real estate owned ............................................................            --                    69,483
Premises and equipment, net ..................................................       5,329,795               4,964,262
Stock in Federal Home Loan Bank of Seattle, at cost ..........................       7,009,100               4,773,800
Accrued interest receivable, net .............................................       5,589,171               5,037,285
Other assets .................................................................       3,504,972                 682,814
                                                                                 -------------           -------------
   Total assets ..............................................................   $ 727,903,200           $ 671,969,391
                                                                                 =============           =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ........................................................   $ 418,205,145           $ 399,673,180
  Accrued interest on savings deposits .......................................         698,972                 712,408
  Advances from borrowers for taxes and insurance ............................       6,160,806               7,831,127
  Advances from Federal Home Loan Bank of Seattle ............................     137,000,000              90,000,000
  Short term borrowings ......................................................      18,883,000              14,904,400
  Accrued interest on borrowings .............................................         695,255                 323,163
  Pension liability ..........................................................         769,599                 668,088
  Deferred federal and state income taxes ....................................       1,632,804                 735,596
  Other liabilities ..........................................................       1,576,967               3,710,455
                                                                                 -------------           -------------
    Total liabilities ........................................................     585,622,548             518,558,417
                                                                                 -------------           -------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued ....               --                     --
  Common stock, $.01 par value, 35,000,000 shares authorized, March 31, 1997 -
    10,451,223 issued, 9,081,113 outstanding; September 30, 1996 - 11,612,470,
    10,242,360 shares outstanding ............................................         104,295                 116,124
  Additional paid-in-capital .................................................      92,361,548             110,762,678
  Retained earnings-substantially restricted .................................      63,401,486              59,082,479
  Unearned shares issued to ESOP .............................................      (8,073,862)             (8,807,850)
  Unearned shares issued to MRDP .............................................      (5,623,340)             (6,694,470)
  Net unrealized gain (loss) on securities available for sale ................         110,525              (1,047,987)
                                                                                 -------------           -------------
    Total shareholders' equity ...............................................     142,280,652             153,410,974
                                                                                 -------------           -------------
    Total liabilities and shareholders' equity ...............................   $ 727,903,200           $ 671,969,391
                                                                                 =============           =============

      See notes to consolidated financial statements


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)


                                    Three Months Ended  Three Months Ended  Nine Months Ended  Nine Months Ended
                                         June 30, 1997       June 30, 1996      June 30, 1997      June 30, 1996
                                        --------------      --------------     --------------     --------------
INTEREST INCOME
  Loans receivable                        $10,421,417          $8,952,474        $29,894,602        $25,856,624
  Mortgage backed and related securities    1,163,693             569,251          3,558,732          1,299,762
  Investment securities                     1,318,728           1,788,728          3,984,913          4,969,983
  Federal funds sold                          158,120             114,039            606,464          1,136,710
  Interest bearing deposits                    19,251              19,583             48,663            237,650
                                        --------------      --------------     --------------     --------------
    Total interest income                  13,081,209          11,444,075         38,093,374         33,500,729
                                        --------------      --------------     --------------     --------------

INTEREST EXPENSE
  Deposit liabilities                       5,367,615           5,051,671         15,665,078         15,171,896
  FHLB advances                             1,629,471             626,475          4,569,220          1,635,992
  Other                                       306,714             102,404            783,440            165,275
                                        --------------      --------------     --------------     --------------
    Total interest expense                  7,303,800           5,780,550         21,017,738         16,973,163
                                        --------------      --------------     --------------     --------------
    Net interest income                     5,777,409           5,663,525         17,075,636         16,527,566

Provision for loan losses                      45,000              30,000            315,000             90,000
                                        --------------      --------------     --------------     --------------

    Net interest income after
      provision for loan losses             5,732,409           5,633,525         16,760,636         16,437,566
                                        --------------      --------------     --------------     --------------

NON-INTEREST INCOME
  Fees and service charges                     84,094              69,221            232,564            188,695
  Gain on sale of investments                      --                  --             2,143                  --
  Gain on sale of real estate owned                 0              10,872             27,946             10,872
  Other income                                 19,030              15,440             54,717             73,238
                                        --------------      --------------     --------------     --------------
    Total non-interest income                 103,124              95,533            317,370            272,805
                                        --------------      --------------     --------------     --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits
  and related expense                       1,588,430             952,407          4,820,042          2,889,393
  Occupancy expense                           291,456             253,550            765,837            739,497
  Data processing expense                      87,226              80,487            303,237            261,625
  Insurance premium expense                    65,214             219,769            310,321            682,841
  Loss on sale of investments                      --                  --             14,530                 --
  Loss on sale of real estate owned                 0               1,581                 --              6,271
  Other expense                               411,334             371,134          1,275,993          1,067,502
                                        --------------      --------------     --------------     --------------
    Total non-interest expense              2,443,660           1,878,928          7,489,960          5,647,129
                                        --------------      --------------     --------------     --------------

Earnings before income taxes                3,391,873           3,850,130          9,588,046         11,063,242

Provision for income tax                    1,342,100           1,438,339          3,143,909          4,003,346
                                        --------------      --------------     --------------     --------------

Net earnings                               $2,049,773          $2,411,791         $6,444,137         $7,059,896
                                        =============       =============      =============      =============

Earnings per common share (based on
   weighted average shares outstanding)         $0.22               $0.22              $0.68              $0.63

Weighted average number of
  shares outstanding                        9,464,496          10,867,241          9,536,833         11,125,868



      See notes to consolidated financial statements.


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED SEPTEMBER 30, 1996 AND THE NINE MONTHS ENDED JUNE 30, 1997
                                                         (Unaudited)


                                                      Additional                  Unearned    Unrealized      Unearned         Total
                          Common Stock Common Stock      paid-in     Retained  ESOP shares   gain (loss) shares issued shareholders'
                                Shares       Amount      capital     earnings      at cost on securities to MRDP Trust        equity
                        -------------- ------------ ------------ ------------ ------------ ------------- ------------- -------------
Balance at October 1, 1995  12,233,125     $122,331 $119,230,653  $55,811,362  ($9,786,500)    ($692,781)          $-- $164,685,065

Cash dividends                      --           --           --   (2,838,680)          --            --            --   (2,838,680)

Earned ESOP shares                  --           --      417,652           --      978,650            --            --    1,396,302

Unrealized loss on
  securities available
  for sale                          --           --           --           --           --      (355,206)           --     (355,206)

Unearned shares issued to
  MRDP Trust                        --           --           --           --           --            --    (6,694,470)  (6,694,470)

Stock retirement              (620,655)      (6,207)  (8,885,627)          --           --            --            --   (8,891,834)

Net earnings                        --           --           --    6,109,797           --            --            --    6,109,797
                        -------------- ------------ ------------ ------------ ------------ ------------- ------------- -------------
Balance at
September 30, 1996          11,612,470     $116,124 $110,762,678  $59,082,479  ($8,807,850)  ($1,047,987)  ($6,694,470)$153,410,974

Cash dividends                      --           --           --   (2,125,130)          --            --            --   (2,125,130)

Unrealized gain on
  securities available
  for sale                          --           --           --           --           --     1,158,512            --    1,158,512

Stock retirement            (1,182,936)     (11,829) (18,866,299)          --           --            --            --  (18,878,128)

ESOP contribution                   --           --      465,169           --      733,988            --            --    1,199,157

MRDP contribution                   --           --           --           --           --            --     1,071,130    1,071,130

Net earnings                        --           --           --    6,444,137           --            --            --    6,444,137
                        -------------- ------------ ------------ ------------ ------------ ------------- ------------- -------------
Balance at June 30, 1997    10,429,534     $104,295  $92,361,548  $63,401,486  ($8,073,862)     $110,525   ($5,623,340)$142,280,652
                        ============== ============ ============ ============ ============ ============= ============= ============

      See notes to consolidated financial statements.


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                               (Unaudited)

                                                               Nine Months Ended       Nine Months Ended
                                                                   June 30, 1997           June 30, 1996
                                                                  --------------          --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net earnings                                                      $6,444,137              $7,059,896
                                                                  --------------          --------------
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
   Depreciation                                                         276,792                 310,428
   Provision for loan losses                                            313,631                  90,000
   Compensation expense related to ESOP benefit                       1,199,156                 977,099
   Compensation expense related to MRDP Trust                         1,071,130                      --
   Net amortization of premiums (discounts)  paid on
     investment and mortgage backed and related securities              329,399                  60,909
   Increase in deferred loan fees, net of amortization                  626,530                 528,012
   Accretion of discounts on purchased loans                               (244)                  2,998
   Net (gain) loss on sale of real estate owned and
     premises and equipment                                              (3,234)                 (6,182)
   Net (gain) loss on sale of investment and mortgage
     backed and related securities                                       12,387                      --
   FHLB stock dividend                                                 (353,700)               (253,800)
CHANGES IN ASSETS AND LIABILITIES
   Accrued interest receivable                                         (551,886)             (1,673,482)
   Other assets                                                      (2,822,158)               (117,008)
   Accrued interest on deposit liabilities                              (13,436)               (141,070)
   Accrued interest on borrowings                                       372,092                      --
   Pension liabilities                                                  101,511                  94,511
   Deferred federal and state income taxes                              652,825                 481,804
   Other liabilities                                                 (1,849,030)             (1,433,173)
                                                                  --------------          --------------
Total adjustments                                                      (638,235)             (1,078,954)
                                                                  --------------          --------------
Net cash provided by operating activities                             5,805,902               5,980,942
                                                                  --------------          --------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturity of investment securities
     held to maturity                                                31,949,466              70,783,975
   Proceeds from maturity of investment securities
     available for sale                                               2,000,000                      --
   Principal repayments received on mortgage
      backed and related securities                                  15,276,575               6,150,407
   Principal repayments received on loans                            40,509,940              49,888,936
   Loan originations                                                (99,355,177)           (102,657,770)
   Purchase of investment securities held
     to maturity                                                    (41,843,264)                     --
   Purchase of investment securities available
     for sale                                                        (7,862,997)           (123,004,855)
   Purchase of mortgage backed and related
     securities held to maturity                                             --                      --
   Purchase of mortgage backed and related
     securities available for sale                                  (14,850,705)            (49,005,784)
   Purchase of FHLB stock                                            (4,307,500)                     --
   Proceeds from sale of FHLB stock                                   2,425,900                      --
   Proceeds from sale of investment securities
     available for sale                                              16,066,044                      --
   Proceeds from sale of mortgage backed and related
     securities available for sale                                    5,743,267                      --
   Proceeds from sale of real estate owned and
     premises and equipment                                              72,717                 178,568
   Purchases of premises and equipment                                 (642,325)               (116,022)
                                                                  --------------          --------------
Net cash used in investing activities                               (54,818,059)           (147,782,545)


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                                               (Unaudited)
                                                               (continued)


                                                               Nine Months Ended       Nine Months Ended
                                                                   June 30, 1997           June 30, 1996
                                                                  --------------          --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Increase/(decrease) in deposit
    liabilities, net of withdrawals                                 $18,531,965              $9,602,722
   Proceeds from FHLB advances                                      157,000,000              38,000,000
   Repayments of FHLB advances                                     (110,000,000)                     --
   Proceeds from short term borrowings                               56,538,250               7,033,900
   Repayments of short term borrowings                              (52,559,650)                     --
   Repayment from stock over subscription                                    --             (65,685,300)
   Purchase stock for MRDP Trust                                             --              (6,694,469)
   Stock retirement                                                 (18,878,128)                     --
   Advances from borrowers for tax and insurance                     (1,670,321)             (2,452,894)
   Dividends paid                                                    (2,409,588)             (1,294,266)
                                                                  --------------          --------------
Net cash provided by financing activities                            46,552,528             (21,490,307)
                                                                  --------------          --------------
Net (decrease) increase in cash and cash
  equivalents                                                        (2,459,629)           (163,291,910)

Cash and cash equivalents at beginning of year                       16,179,633             175,994,270
                                                                  --------------          --------------
Cash and cash equivalents at end of year                            $13,720,004             $12,702,360
                                                                  ==============          ==============
SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME
  TAXES PAID
   Interest paid                                                    $20,659,080             $17,046,265
   Income taxes paid                                                  2,431,459               3,948,269

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
   Transfer of investment securities from held
     to maturity to available for sale at
     estimated fair market value                                            $--             $27,171,074
   Transfer of mortgage backed and related
     securities from held to maturity to
     available for sale at estimated fair
     value                                                                   --               1,717,890
   Net unrealized gain (loss) on securities
     available for sale                                               1,158,512                (784,181)
   Dividends declared and accrued in other
     liabilities                                                        783,842                 795,153

      See notes to consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of June 30, 1997, and September 30, 1996, the results of operations for the three months ended June 30, 1997 and 1996 and for the nine months ended June 30, 1997 and 1996 and the cash flows for the nine months ended June 30, 1997 and 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months and nine months ended June 30, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  ALLOWANCE FOR LOAN LOSSES

                                            June 30, 1997    September 30, 1996
                                           --------------    ------------------
Balance, beginning of year                      $927,820              $807,820
Charge-offs                                       (1,369)                   --
Additions                                        315,000               120,000
                                           --------------    ------------------
Balance, end of period                        $1,241,451              $927,820
                                           ==============    ==================

Additions to the allowance for loan losses were increased during the period ended June 30, 1997 in response to the purchase of $9.3 million of loans secured by multi-family residential property and $2.2 million of commercial real estate loans which are higher yielding and have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. In addition, the monthly contribution to loan loss allowance was increased from $10,000 to $15,000 in response to greater loan volume in other than one-to four-family residential loans. The allowance will continue to be analyzed as the Association expands its lending products for the consumer and commercial markets.

3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1997 consisted of ten short term advances totaling $87.0 million and five long term advances totaling $50.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof and cash on deposit with the FHLB.

                                      June 30, 1997                              September 30, 1996
                        --------------------------------------------  -------------------------------------------------
                                            Range of        Weighted                       Range of           Weighted
                                            interest         average                       interest            average
                               Amount          rates   interest rate          Amount          rates      interest rate
                        -------------- -------------- ---------------  -------------- --------------    ---------------
Due within one year        $87,000,000    5.57%-5.84%           5.75%     $65,000,000    5.40%-5.64%              5.53%

After two but within
five years                  50,000,000    5.39%-5.87%           5.57%      25,000,000    5.53%-5.74%              5.66%
                        --------------                                 --------------
                          $137,000,000                                    $90,000,000
                        ==============                                 ==============

4. SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totaled $18.9 million with interest rates from 5.65% to 5.80%. All of the agreements are due within 90 days.

5. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 1997:

                                                                                Categorized as "Well
                                                                                  Capitalized" Under
                                                           For Capital             Prompt Corrective
                                   Actual            Adequacy Purposes              Action Provision
                           -------------- -------       -------------- -------        -------------- -------
                                   Amount   Ratio               Amount   Ratio                Amount   Ratio
As of June 30, 1997
 Total Capital:               116,225,237    35.3%          26,325,744     8.0%           32,907,180    10.0%
  (To Risk Weighted Assets)
 Tier I Capital:              114,983,786    34.9%                 N/A                    19,744,308     6.0%
  (To Risk Weighted Assets)
 Tier I Capital:              114,983,786    16.8%          20,527,142     3.0%           34,211,903     5.0%
  (To Total Assets)
 Tangible Capital:            114,983,786    16.8%          10,263,571     1.5%                  N/A
  (To Total Assets)


6. SHAREHOLDERS' EQUITY

During the quarter ended December 31, 1996, the Company received approval from the Office of Thrift Supervision to repurchase 10% of its outstanding shares. This repurchase was begun on December 31, 1996, with the repurchase of 240,000 shares. The remaining 921,247 shares were repurchased in January 1997. The shares were repurchased at an average price of $15.93. On April 9, 1997, 21,689 shares were repurchased at $17.37 per share related to release of shares for MRDP awards.

7. EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan.

8. BRANCH ACQUISITION

On March 5, 1997, the Company entered into a definitive agreement to purchase 25 branches from Wells Fargo Bank, N.A. The transaction closed as scheduled on July 18, 1997. The transaction will be accounted for as a purchase under generally accepted accounting principles. The purchase included assumption of approximately $241.3 million in deposit liabilities and purchase of branch facilities and other assets of approximately $6.3 million. The acquired branches are located in rural Oregon communities, extending the Association's market to 33 branches in 22 counties throughout the state.

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At June 30, 1997, the Company had total consolidated assets of $727.9 million and consolidated shareholders' equity of $142.3 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four- family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association has recently begun purchasing Oregon-based commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate construction loans that meet our existing conservative underwriting standards outside of the current branch market areas. While these types of loans represent only 2.6% of net loans at June 30, 1997, they accounted for 14.1% of loan production for the nine months ended June 30, 1997.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's recent introduction of a variable rate home equity lending program that will have an interest rate tied to the Wall Street Journal published prime rate with an additional margin of 2.0%. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. The recent Wells Fargo branch acquisition will contribute greatly to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

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

Branch Acquisition

The Association completed the purchase of 25 branches in rural Oregon communities from Wells Fargo Bank, N.A. on July 18, 1997, as scheduled. The transaction included purchase of approximately $241.3 million in deposits and purchase of branch facilities including buildings, improvements and furniture and fixtures with a book value of $2.0 million. This acquisition expands the Association's market area to include 33 branches in 22 Oregon counties. In twelve of the locations, the newly acquired branch is the only financial institution in the community. The acquired offices are located in communities which are compatible with, and complement, the Association's current markets and philosophy. While no loans were acquired in the transaction, the addition of these branches creates new markets for the Association's lending products, including the recently introduced consumer and commercial products.

The purchase price was based on 6.51% of average deposits at the branches during the thirty days prior to closing, plus the book value of fixed assets. The deposit premium totaled $16.4 million. In accordance with generally accepted accounting principles, the fixed assets acquired will be recorded at fair value, estimated to be approximately $4.9 million in excess of the book value/purchase price. This increase in fixed asset value will be offset by a reduction in the deposit premium recorded. Excess deposited funds have initially been invested in Federal funds and securities with maturities under five years.

The purchase of deposit liabilities increased total Association deposits to approximately $659.5 million and increased the number of deposit accounts from 40,000 to 82,000. Approximately 23,000 of the purchased accounts, $140.9 million, are demand deposits which carry a lower interest cost than the Association's previous deposit mix. As a result the Association should experience a reduction in cost of funds. With the increase in the Association's deposits and assets as a result of the acquisition, total deposits and total assets of the Company are expected to increase by approximately 60.0% and 34.5%, respectively, and reduce the Company's tangible capital ratio from 17.92% to approximately 12%.

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

In June 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which was amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," issued in December 1996. These Statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. The standards are based on consistent application of a financial-components approach that focuses on control. Under the approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. These Statements provide consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

The Company plans to implement SFAS No.125 in compliance with the effective dates as amended by SFAS No. 127. The Company does not expect implementation to have a material impact on its financial position or results of operations.

In February 1997, FASB issued SFAS No. 128, "Earnings per Share." This Statement establishes standards for computing and presenting earnings per share (EPS), simplifying the standards for computation of EPS and making them comparable to international EPS standards. This Statement is effective for financial statements issued for periods ending after December 15, 1997, and earlier application is not permitted. Management has not evaluated the impact that adoption of this Statement will have.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 establishes standards for disclosure about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of these statements is not expected to be material to the Company.

Changes in Financial Condition

At June 30, 1997, the consolidated assets of the Company totaled $727.9 million, an increase of $55.9 million, or 8.32%, from $672.0 million at September 30, 1996. The increase in total assets was a result of an increase in net loans receivable of $57.9 million and a $2.2 million increase in FHLB stock. These increases were offset by a net reduction in mortgage backed and related securities of $5.7 million as sales and repayments of principal exceeded purchases.

Net loans receivable increased by $57.9 million, or 12.23%, to $531.5 million at June 30, 1997, compared to $473.6 million at September 30, 1996. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $11.4 million in higher yielding loans on multi-family residential and commercial properties in Oregon during 1997.

Investment securities increased $230,857, or .27%, from $85.8 million at September 30, 1996 to $86.0 million at June 30, 1997. This increase was the combined result of $33.9 million in securities maturing during the period and $16.1 million of securities that were sold, offset by the purchase of $49.7 million in securities.

During the nine months ended June 30, 1997, $15.3 million of principal payments were received on mortgage backed and related securities ("MBS") and $5.7 million in available for sale MBS were sold. In addition, $14.9 million in MBS were purchased, which resulted in the balance of $75.2 million at June 30, 1997, a decrease of $5.7 million, or 7.0%, from $80.9 million at September 30, 1996.

Deposit liabilities increased $18.5 million, or 4.6%, from $399.7 million at September 30, 1996 to $418.2 million at June 30, 1997 Management attributes the increase to the maintaining of competitive rates in our market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase.

Advances from borrowers for taxes and insurance decreased $1.6 million from September 30, 1996 to June 30, 1997. The decrease is the combined result of paying $9.5 million in reserves for the required real estate taxes due on the Association's loan receivable portfolio and $300,000 in refunds due to decreased real estate taxes due for the prior twelve months offset by the accrual of payments received for taxes and insurance during the past nine months.

Advances from the FHLB of Seattle increased $47.0 million, or 52.2%, from $90.0 million at September 30, 1996 to $137.0 million at June 30, 1997. Of the increase, $37 million was used to fund loan growth and $10 million was used to purchase adjustable rate mortgage backed securities. The Company increased borrowings in part to take advantage of a FHLB of Seattle special borrowing offer which was at a rate lower than the normal market rate. This special borrowing will be used to reduce other FHLB borrowings scheduled to mature within the next 54 days. After the scheduled maturities are paid, total borrowing will be reduced back to a $108 million level.

Total shareholders' equity decreased $11.1 million, or 7.3%, from $153.4 million at September 30, 1996 to $142.3 million at June 30, 1997. This net decrease was the combined result of the repurchase of 1,182,936 shares of stock for $18.9 million and the declaration of $2.1 million in dividends for the first three quarters, partially offset by $6.4 million in earnings and $1.2 million in unrealized gains on securities available for sale during the nine month period from September 30, 1996 to June 30, 1997.

Results of Operations

     Comparison of Nine Months Ended June 30, 1997 and 1996

General. Net interest income increased $548,070, or 3.3%, comparing the nine month period ending June 30, 1997 to the same period ending June 30, 1996. Interest income increased $4.6 million while interest expense increased by only $4.0 million comparing the nine month period ended June 30, 1997 to the same period ended June 30, 1996. Non-interest income also increased by $44,565, while the provision for loan losses increased by $225,000, non-interest expense increased by $1.9 million, and income taxes decreased by $859,437 comparing the same two periods. This resulted in net income decreasing by $615,759, or 8.7%, from $7.1 million for the nine months ended June 30, 1996 to $6.4 million for the nine months ended June 30, 1997. The decrease in net income is primarily attributed to employee benefits related to expenses of the MRDP which was not being funded in the prior period and an increase in expense for the ESOP due to the rising stock price.

Interest Income. The increase of $4.6 million in interest income was generated by an additional $76.4 million in average interest earning assets for the nine months ended June 30, 1997 compared to the same period in 1996. Balances previously invested in federal funds sold have been redeployed to investments in mortgage backed and related securities and loans receivable in the current year, resulting in a $2.3 million increase in interest income on mortgage backed and related securities and $4.0 million increase in income on loans receivable.

These increases were partially offset by a $1.0 million decrease in income on investment securities related to a decrease in the average balance of securities in the portfolio.

The average yield on interest earning assets increased 7 basis points to 7.46% for the nine months ended June 30, 1997 from 7.39% for the same period ended June 30, 1996. This reflects the Company's continued effort to invest in loans and investments with higher yields, without materially increasing credit risk.

Interest Expense. Interest expense increased $4.0 million for the nine months ended June 30, 1997 as compared to the same period in 1996. Although total deposits grew by $18.5 million comparing June 30, 1996 to 1997, the average interest paid on interest-bearing deposits declined 11 basis points from 5.23% for the nine months ended June 30, 1996 to 5.12% for the same period ended June 30, 1997. These factors combined to produce a $0.5 million increase in interest on deposit liabilities. Average balances of FHLB advances increased $84.0 million comparing June 30, 1996 to 1997, resulting in a $2.9 million increase in interest expense on FHLB advances for the nine months ended June 30, 1997 as compared to the same period in 1996.

Provision for Loan Losses. The provision for loan losses was $315,000 and there were charge offs of $1,369 during the nine months ended June 30, 1997 compared to a $90,000 provision and no charge offs during the nine months ended June 30, 1996. The provision was increased during the quarter ended March 31, 1997 in response to portfolio growth, the purchase of $6.0 million of higher-yielding loans collateralized by multi-family residential property which have higher associated risk than the existing portfolio of one- to four-family residential mortgages, and in anticipation of further purchases of such loans. Based on the Company's business strategies, management anticipates increasing the proportion of the loan portfolio dedicated to these higher-yielding loans. At June 30, 1997, the allowance for loan losses was equal to 213.2% of non-performing loans compared to 485.9% at September 30, 1996. The decrease in the coverage ratio at June 30, 1997 was the result of an increase in non-performing loans from $191,000 at September 30, 1996 to $582,000 at June 30, 1997. Non-performing loans decreased during the third quarter, from $678,000 at March 31, 1997 to $582,000 at June 30, 1997. Of the $582,000 non- performing loans at June 30, 1997, $298,000 relates to two loans to the same party in which the borrower has substantial equity. One of these loans has been brought current subsequent to June 30, 1997.

Non-Interest Income. Non-interest income increased $44,565, or 16.3%, to $317,370 for the nine months ended June 30, 1997 from $272,805 for the nine months ended June 30, 1996. The increase was attributable to increased fee income as well as gains on sale of real estate owned and investments. Additional fee income resulted from aggressive internal marketing efforts to improve fee income from checking accounts, ATM's, and mortgage life insurance sales.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 32.6%, to $7.5 million for the nine months ended June 30, 1997, from $5.6 million for the comparable period in 1996. Of this increase, $1.9 million was attributable to an increase in compensation and benefit expense in 1997, reflecting addition of staff in key areas in anticipation of the Wells Fargo acquisition and accruals for Employee Stock Ownership Plan contributions and the Management Recognition and Development Plan. The additional expense associated with benefit plans which were not in place in the prior year will continue to impact prior period comparisons for the remaining quarters of the year ended September 30, 1997. Increases in other expense of $208,491 were offset by a $372,520 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997 and further reduced by a credit for overpayment of premiums in 1996. The ratio of non-interest expense to average total assets was 1.4% and 1.2% for the nine months ended June 30, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes decreased $859,437 for the nine months ended June 30, 1997 compared with the same period ended June 30, 1996, primarily as a result of recognition of the tax benefit related to the capital loss on sale of the U.S. Federal securities mutual bond fund. At September 30, 1996, when the capital loss was recognized for book purposes, a valuation allowance was created to offset the deferred tax asset because the Company was not assured of being able to realize a capital gain and the related tax benefit. During the quarter ended March 31, 1997, the Company, through the sale of certain investments, realized a capital gain for tax purposes that assures realization of the tax benefit and thus reduced the valuation allowance to zero.

     Comparison of Three Months Ended June 30, 1997 and 1996

General. Net income decreased $362,018, or 15.0%, from $2.4 million for the three months ended June 30, 1996 to $2.0 million for the three months ended June 30, 1997. This decrease was primarily attributable to an increase in non-interest expense related to employee benefit plans adopted at conversion which was only partially offset by an increase in net interest income.

Interest Income. Additional interest income generated by the $83.9 million increase in average interest earning assets contributed to an increase of $1.7 million in interest income for the three months ended June 30, 1997 compared to 1996. Of this increase, $0.6 million is attributable to increased interest income on mortgage backed and related securities and $1.5 million to increased income on loans receivable. These increases were offset by a decrease in interest on investment securities of $0.5 million.

The average yield on interest earning assets increased 4 basis points to 7.51% for the three months ended June 30, 1997 compared to 7.47% for the same period ended June 30, 1996.

Interest Expense. Interest expense on deposit liabilities increased $315,944 for the three months ended June 30, 1997 as compared to the same period in 1996. Although average deposits increased by $25.6 million comparing June 30, 1996 to 1997, the average interest paid on interest-bearing deposits decreased 2 basis points from 5.15% for the three months ended June 30, 1996 to 5.13% for the same period ended June 30, 1997. The average balance of FHLB advances increased from $52.2 million for the three months ended June 30, 1996 to $133.3 million for the same period ended June 30, 1997 resulting in an increase in interest on FHLB advances of $1.0 million for the three months ended June 30, 1997 compared with the same period ended June 30, 1996.

Provision for Loan Losses. The provision for loan losses was $45,000 and there were $1,369 of charge offs during the three months ended June 30, 1997 compared to a $30,000 provision and no charge offs during the three months ended June 30, 1996. The provision was increased in response to portfolio growth.

Non-Interest Income. Non-interest income increased $7,591, or 8.0%, to $103,124 for the three months ended June 30, 1997 from $95,533 for the three months ended June 30, 1996. The increase was primarily attributable to a $14,873 increase in fee income partially offset by a decrease in gains on sales of real estate owned. Additional fee income resulted from aggressive internal marketing efforts to improve fee income from checking accounts, ATM's, and mortgage life insurance sales.

Non-Interest Expense. Non-interest expense increased $564,732, or 30.1%, to $2.4 million for the three months ended June 30, 1997, from $1.9 million in the comparable period in 1996. Of this increase, $636,023 was attributable to an increase in compensation and benefit expense in 1997, reflecting addition of staff in key areas prior to the Wells Fargo acquisition and accruals for Employee Stock Ownership Plan contributions and the Management Recognition and Development Plan. This increase was partially offset by a $154,255 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997. The ratio of non-interest expense to average total assets was 1.4% and 1.2% for the three months ended June 30, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes decreased $96,239 for the three months ended June 30, 1997 compared with the prior year, primarily as a result of lower income for the quarter.

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


Item 6.  Exhibits and Reports on Form 8-K

         a)  Not applicable.

         b) A report on Form 8-K dated July 18, 1997 was filed on August 1,, 1997 relating to the Company's completion of the purchase of 25 branch offices in rural Oregon communities from Wells Fargo Bank, N.A.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLAMATH FIRST BANCORP, INC.

Date:    August 13, 1997                  By:  /s/ Gerald V. Brown
                                          ---------------------------
                                          Gerald V. Brown, President and
                                          Chief Executive Officer


Date:    August 13, 1997                  By: /s/ Marshall Jay Alexander
                                          ---------------------------
                                          Marshall Jay Alexander, Vice President
                                          and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLAMATH FIRST BANCORP, INC.

Date:    August 13, 1997                  By:
                                          ---------------------------
                                          Gerald V. Brown, President and
                                          Chief Executive Officer


Date:    August 13, 1997                  By:
                                          ---------------------------
                                          Marshall Jay Alexander, Vice President
                                          and Chief Financial Officer