Form 10-K
period 1997-09-30
KLAMATH FIRST BANCORP INC
filed 1997-12-29
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1997

                                       OR

[ ]  TRANSITION   REPORT   PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number: 0-26556

                           KLAMATH FIRST BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Oregon                                                       93-1180440
---------------------------------------------                ----------------
(State or other jurisdiction of incorporation                (I.R.S. Employer
 or organization)                                             I.D. Number)

540 Main Street, Klamath Falls, Oregon                                  97601
---------------------------------------------                       ---------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:            (541) 882-3444
                                                               --------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                                     --------

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

As of December 22, 1997, there were issued and outstanding 10,429,534 shares of the Registrant's Common Stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 10, 1996 of $21.50, was $194,738,959.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1997
("Annual Report") (Parts I and II).

2. Portions of Registrant's Definitive Proxy Statement for the 1998 Annual Meeting of Shareholders
(Part III).

3. Registrant's Current Report on Form 8-K dated August 1, 1997, as amended on September 29, 1997
(Part II, Item 9).

                                     PART I
Item 1.  Business

General

Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 1997, the Company had total assets of $980.1 million, total deposits of $674.0 million and shareholders' equity of $144.5 million. All references to the Company herein include the Association where applicable.

The Association was organized in 1934. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Association also is a member of the Federal Home Loan Bank ("FHLB") System through the FHLB of Seattle.

In July 1997, the Association acquired 25 former First Interstate Bank branches from Wells Fargo Bank, N.A. The new branches are located in rural communities throughout Oregon, expanding and complementing the existing network of branches. The acquisition was accounted for as a purchase and resulted in the addition of approximately $241.3 million in deposits.

The Association is a traditional, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and to a lesser extent on commercial property and multi-family dwellings. At September 30, 1997, permanent residential one- to four-family real estate loans totaled $498.5 million, or 86.51% of the total loans. While the Association has historically emphasized fixed rate mortgage lending, during the fiscal year ended September 30, 1997, it began diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 1997, the Association's total loan portfolio consisted of 87.98% fixed rate and 12.02% adjustable rate loans, after loans in process and non-performing loans.

Market Area

As a result of the branch acquisition, the Association's market area expanded to include 33 locations in 22 of Oregon's 36 counties. The Association's market area, which encompasses the state of Oregon and some adjacent areas of California and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid
population  growth.  The  favorable   population  growth  in  the  market  area,
particularly in Southern Oregon, has been supported in large part by the favorable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, services, and other sectors. Tourism is a significant industry in many regions of the market area including Central Oregon and the southern Oregon coast.

Yields Earned and Rates Paid

The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                           Years Ended
                                                        At                September 30,
                                             September 30,            ---------------------
                                                      1997             1997    1996    1995
                                                      ----             ----    ----    ----
Weighted average yield:
   Loans receivable .....................             7.82%            7.92%   8.00%   7.89%
   Mortgage backed and related securities             7.09             6.34    6.00     --
   Investment securities ................             6.15             6.10    6.12    7.43
   Federal funds sold ...................             5.23             5.31    7.09    7.32
   Interest-earning deposits ............             5.11             5.32    4.95    4.01
   FHLB stock ...........................             8.00             7.70    7.64    6.86

Combined weighted average yield on ......             7.24             7.40    7.45    7.75
 interest-bearing assets
                                                      ----             ----    ----    ----

Weighted average rate paid on:
   Tax and insurance reserve ............             2.50             2.97    3.30    3.97
   Passbook and statement savings .......             2.75             3.15    2.87    2.78
   Interest-bearing checking ............             1.92             2.20    2.47    2.44
   Money market .........................             3.92             3.85    3.88    3.95
   Certificates of deposit ..............             5.87             5.76    5.94    5.79
   FHLB advances/Short term borrowings ..             5.64             5.68    5.60    6.21

Combined weighted average rate on .......             4.88             5.12    5.23    5.02
 interest-bearing liabilities
                                                      ----             ----    ----    ----

Net interest spread .....................             2.36%            2.28%   2.22%   2.73%
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

Lending Activities

     General. As a federally chartered savings and loan association, the Association has authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 93% of the mortgage loans in the Association's portfolio are secured by properties located in Klamath, Jackson and Deschutes counties in Southern and Central Oregon. With the expanded market area provided by the branch acquisition in 1997, the Association anticipates its mortgage lending will diversify throughout the state of Oregon. It is management's intention, subject to market conditions, that the Association will remain a traditional financial institution originating long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate.
However, to enhance interest income and reduce interest rate risk, the Association is placing increased emphasis on the origination or purchase of adjustable rate loans secured by multi-family residential and commercial real estate, the majority of which are located outside Klamath, Jackson, and Deschutes counties.

     Permanent residential one- to four-family mortgage loans amounted to $498.5 million, or 86.51%, of the Association's total loan portfolio before net items, at September 30, 1997. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $71.7 million, or 12.44%, of the total loan portfolio, before net items, at September 30, 1997. Approximately 1.05%, or $6.0 million, of the Association's total loan portfolio, before net items, as of September 30, 1997 consisted of non-real estate loans.

     Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $17.4 million at September 30, 1997. At September 30, 1997, the Association had thirteen borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $3.5 million and consisted of ten loans, all of which were secured by multi-family residential or commercial real estate. All of those loans have performed in accordance with their terms since origination.

     The Association has placed a growing emphasis on the origination of adjustable rate mortgage ("ARM") loans in order to increase the interest rate sensitivity of its loan portfolio. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Asset Liability Management and Interest Rate Risk" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 1997, $67.2 million, or 12.02% of loans in the Association's total loan portfolio, after loans in process and non-performing loans, consisted of ARM loans.


     Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                      At September 30,
                               ---------------------------------------------------------------------------------------------
                                      1997               1996               1995               1994               1993
                               -----------------  -----------------  -----------------  -----------------  -----------------
                                 Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                                                   (Dollars in Thousands)
                               --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
Real estate loans:
  Permanent residential
    1-4 family .............   $498,486   86.51%  $447,004   91.50%  $381,683   91.68%  $337,212   90.06%  $291,317   90.54%
  Multi-family residential .     16,881    2.93      6,555    1.34      7,433    1.79      8,209    2.19      7,797    2.42
  Construction .............     30,596    5.31     14,276    2.92      9,807    2.36     12,625    3.37      8,298    2.58
  Commercial ...............     22,639    3.93     15,645    3.20     13,984    3.36     13,425    3.58     11,227    3.49
  Land .....................      1,586    0.27      1,152    0.24      1,072    0.25      1,180    0.32      1,270    0.39
                               --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
Total real estate loans ....    570,188   98.95    484,632   99.20    413,979   99.44    372,651   99.52    319,909   99.42
                               --------  -------  --------  -------  --------  -------  --------  -------  --------  -------

Non-real estate loans:
  Savings accounts .........      1,711    0.30      1,640    0.34      1,966    0.47      1,316    0.35      1,250    0.39
  Home improvement and .....      3,511    0.61      1,977    0.40        --      --         --      --         --      --
    home equity loans
  Other ....................        804    0.14        302    0.06        367    0.09        472    0.13        615    0.19
                               --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
Total non-real estate loans       6,026    1.05      3,919    0.80      2,333    0.56      1,788    0.48      1,865    0.58
                               --------  -------  --------  -------  --------  -------  --------  -------  --------  -------
 Total loans ...............    576,214  100.00%   488,551  100.00%   416,312  100.00%   374,439  100.00%   321,774  100.00%
                                         =======            =======            =======            =======            =======
Less:
Undisbursed portion of loans     17,096              8,622              7,203              9,310              7,148
Deferred loan fees .........      6,358              5,445              4,757              4,252              3,330
Allowance for loan losses ..      1,296                928                808                755                628
Net loans ..................   $551,464           $473,556           $403,544           $360,122           $310,668
                               ========           ========           ========           ========           ========

     The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.


                                    At September 30,
                           ----------------   ----------------
                                  1997               1996
                             Amount Percent     Amount Percent
                           -------- -------   -------- -------
                                  (Dollars in thousands)
Fixed rate ..............  $491,703   87.98%  $428,528   89.32%
Adjustable-rate .........    67,189   12.02     51,250   10.68
                           --------  ------   --------  ------
     Total ..............  $558,892  100.00%  $479,778  100.00%
                           ========  ======   ========  ======


     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association is the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1997, $498.5 million, or 86.51%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans. As of such date, the average balance of the Association's permanent residential one- to four-family mortgage loans was $65,149.

     The Association presently originates both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 1997, $471.3 million, or 84.32% of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $39.1 million, or 7.00%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Association qualifies the ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 1997, the Association charged 1.75% origination fees on its ARM loans.

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

     The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making less than the maximum loan permissible under applicable regulations, in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's lending policies on permanent residential one- to four-family mortgage loans generally limit the maximum loan-to-value ratio to 90% of the lesser of the appraised value or purchase price of the property and generally all permanent residential one- to four-family mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance. Programs for 95% and 97% loan-to-value are available for owner occupied purchase transactions.

     The Association also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans, except that the maximum loan-to-value ratio is generally 75% of the lesser of the appraised value or purchase price of the property and such loans are generally provided at an interest rate higher than owner-occupied loans.

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

     Historically, the Association has not originated significant amounts of mortgage loans on second residences. However, with the branch office in Bend and the loan center in Redmond, near popular ski areas and other outdoor activities, and the addition of branches along the southern Oregon coast, an increasingly popular resort and vacation area, the Association believes that there is an opportunity to engage in such lending within the parameters of its current underwriting policies. At September 30, 1997, $3.2 million, or 0.55%, of the Association's loan portfolio consisted of loans on second homes.

     Commercial and Multi-Family Real Estate Loans. The Association has historically engaged in a limited amount of multi-family and commercial real estate lending. During 1997, the Association purchased participations in loans secured by multi-family and commercial real estate in order to increase the balance of adjustable rate loans in the portfolio. See "-- Loan Originations, Purchases, and Sales." At September 30, 1997, $16.9 million, or 2.93%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and $22.6 million, or 3.93%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans include primarily loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. All of the Association's commercial and multi-family real estate loans are secured by properties located in the state of Oregon. The average outstanding balance of commercial and multi-family real estate loans was $215,201 at September 30, 1997, the largest of which was a $1.3 million land development loan secured by land and improvements. The loan has performed in accordance with its terms since origination. Originations of commercial real estate and multi-family residential real estate amounted to 4.87%, 2.58%, and 1.35% of the Association's total loan originations in the fiscal year ended September 30, 1997, 1996, and 1995, respectively. The Association also purchased $9.3 million in multi-family residential loan participations and $6.4 million in commercial real estate participations during the year ended September 30, 1997.

The Association's commercial and multi-family loans have terms which range up to 25 years and loan-to-value ratios of up to 75%. The Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 1997, $24.0 million, or 4.30%, after loans in process and non-performing loans, of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

     Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Association generally attempts to mitigate the risks associated with multi-family commercial and residential real estate lending by, among other things, lending on collateral located in its market area and following strict underwriting standards. Loans considered for purchase are subjected to the same underwriting standards as those originated in- house.

     Construction Loans. The Association makes construction loans primarily to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans"). The Association generally limits loans to builders to not more than two residences under construction at a given time. With the exception of a limited number of 18-month speculative loans, construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans within one year of origination unless extended. At September 30, 1997, construction loans amounted to $30.6 million (including $14.1 million of speculative loans), or 5.31%, of the Association's total loan portfolio before net items. Construction loans have rates and terms which generally match the non-construction loans then offered by the Association, except that during the construction phase, the borrower pays only interest on the loan. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Association's primary market area.

     Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and, in the case of speculative loans, the need to obtain a purchaser. The Association has sought to minimize the risks associated with permanent construction lending by limiting construction loans to qualified owner-occupied borrowers with construction performed by qualified state licensed builders located primarily in the Association's market area. During 1997, the Association began originating construction loans in the Portland, Oregon metropolitan area through mortgage brokers. These loans are underwritten using the same standards as loans from the branch locations.

     The Association's underwriting criteria are designed to evaluate and minimize the risks of each construction loan. Interim construction loans are qualified at permanent rates in order to ensure the capability of the borrower to repay the loan.

     Loan proceeds are disbursed only as construction progresses and inspections warrant. These loans are underwritten to the same standards and to the same terms and requirements as one- to four-family purchase mortgage loans, except the loans provide for disbursement of funds during a construction period of up to one year. During this period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Disbursements during the construction period are limited to no more than the percent of completion. Up to 95% loan-to-value upon completion of construction may be disbursed if private mortgage insurance above 80% loan-to-value is in place.

     Land Loans. The Association makes loans to individuals for the purpose of acquiring land to build a permanent residence. These loans generally have terms not exceeding 15 years and maximum loan-to-value ratios of 75%. As of September 30, 1997, $1.6 million, or 0.27%, of the Association's total loan portfolio consisted of land loans.

     Non-Real Estate Loans. Non-real estate lending has traditionally been a small part of the Association's business. During 1997, the Association introduced several new business and consumer loan products, including home equity lines of credit, automobile and recreational vehicle loans, and personal and business lines of credit, among others. Non-real estate loans generally have shorter terms to maturity or repricing and higher interest rates than real estate loans. As of September 30, 1997, $6.0 million, or 1.05%, of the Association's total loan portfolio consisted of non-real estate loans. As of that date, $1.7 million, or .30%, of such loans were secured by savings accounts. At September 30, 1997, $2.1 million, or 0.36%, of non-real estate loans consisted of Title I home improvement loans insured by the Federal Housing Administration and most are secured by liens on the real property.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 1997 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                            After One Year
                                          Within One Year  Through 5 Years    After 5 Years            Total
                                          ---------------  ---------------    -------------         --------
                                                                      (In thousands)
Permanent residential
   1-4 family:
  Adjustable rate ......................          $37,603          $ 1,495         $   --           $ 39,098
  Fixed rate ...........................            8,252            2,150          460,880          471,282
Other mortgage loans:
  Adjustable rate ......................           16,402            7,605             --             24,007
  Fixed rate ...........................              705            5,736           12,057           18,498
Non-real estate loans:
   Adjustable rate .....................            1,112              979            1,993            4,084
   Fixed rate ..........................            1,762              161             --              1,923
                                                  -------          -------         --------         --------
    Total loans ........................          $65,836          $18,126         $474,930         $558,892
                                                  =======          =======         ========         ========


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

     The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 1997, which have fixed interest rates and have adjustable rates, was $481.0 million and $12.1 million, respectively.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 60 days from commitment. The Association had outstanding loan commitments of approximately $11.5 million at September 30, 1997 consisting of $4.2 million of variable rate loans and $7.3 million of fixed rate loans. See Note 17 of Notes to the Consolidated Financial Statements.

     Loan Solicitation and Processing. The Association originates real estate and other loans at each of its offices. Loan originations are obtained by a variety of sources, including mortgage brokers, developers, builders, existing customers, newspapers, radio, periodical advertising and walk-in customers, although referrals from local realtors has been the primary source. Loan applications are taken by lending personnel, and the loan processing department obtains credit reports, appraisals and other documentation involved with a loan. All of the Association's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association's Board of Directors. Property valuations are required on all real estate loans and are prepared by employees experienced in the field of real estate or by independent appraisers approved by the Association's Board of Directors. Additionally, all appraisals on loans in excess of $250,000 must meet applicable regulatory standards.

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

     Loan Originations, Purchases and Sales. The Association has originated substantially all of the loans in its portfolio and generally holds them until maturity. During the year ended September 30, 1997, the Association originated $120.1 million in total loans, compared to $135.6 million in the same period of 1996. The decrease in loan originations was attributable to a return to more normal origination rates which are at a slower rate than that experienced in the prior year.

     Between 1989 and 1992, the Association purchased permanent residential one- to four-family jumbo mortgage loans (i.e., loans with principal balances over $203,150) on detached residences from various localities throughout the Western United States, primarily Oregon, Washington, California and Arizona. At one time the aggregate balance of such loans was approximately $64.6 million. At September 30, 1997, the balance was $4.8 million. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association.

     During 1997, the Association purchased multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 1997, the balance of such loans was $15.6 million. These loans were underwritten on the same basis as similar loans originated by the Association.

     The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                                     Years Ended September 30,
                                               ---------------------------------
                                                    1997        1996        1995
                                               ---------   ---------   ---------
                                                          (In thousands)

Total net loans at beginning of period ......  $ 473,556   $ 403,544   $ 360,122
Loans originated:
 Real estate loans originated (1) ...........    116,502     133,814      83,344
 Real estate loans purchased ................     15,648        --          --
 Non-real estate loans originated ...........      3,571       1,753       1,370
                                               ---------   ---------   ---------
   Total loans originated ...................    135,721     135,567      84,714
                                               ---------   ---------   ---------

Loan reductions:
 Principal paydowns .........................    (56,518)    (64,530)    (40,408)
 Loans sold .................................       --          --          --
 Other reductions (2) .......................     (1,295)     (1,025)       (884)
                                               ---------   ---------   ---------
    Total loan reductions ...................    (57,813)    (65,555)    (41,292)
                                               ---------   ---------   ---------

Total net loans at end of period ............  $ 551,464   $ 473,556   $ 403,544
                                               =========   =========   =========

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 1997, the Association had $6.4 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1997, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                                               Permanent
                                               residential                     Non-real
                                               1-4 family                      Estate Loans                      Total
                                           --------------------            ----------------------          --------------------
                                           Amount    Percentage            Amount    Percentage            Amount    Percentage
                                           ------    ----------            ------    ----------            ------    ----------
                                                              (Dollars in Thousands)

Loans delinquent
 for 90 days and more.............           $245          0.04%                $9            --%            $254          0.04%

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Association attempts to cure the delinquency by contacting the borrower. In the case of loans past due, appropriate late notices are sent on the fifth and fifteenth days after the due date. If the delinquency is not cured, the borrower is contacted by telephone after the fifteenth day after the payment is due.

     For real estate loans, in the event a loan is past due for 45 days or more, the Association will attempt to arrange an in-person interview with the borrower to determine the nature of the delinquency; based upon the results of the interview and its review of the loan status, the Association may negotiate a repayment program with the borrower. If a loan remains past due at 60 days, the Association performs an in-depth review of the loan status, the condition of the property and the circumstances of the borrower. If appropriate, an alternative payment plan is established. At 90 days past due, a letter prepared by the Association's legal counsel is sent to the borrower describing the steps to be taken to collect the loan, including acceptance of a voluntary deed-in-lieu of foreclosure, and of the initiation of foreclosure proceedings. A decision as to whether and when to initiate foreclosure proceedings is made by senior management, with the assistance of legal counsel, at the direction of the Board of Directors, based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.

     For consumer loans, at 60 days past due a letter demanding payment is sent to the borrower. If the delinquency is not cured prior to becoming 90 days past due, repossession procedures are implemented for collateralized loans. At 90 days past due, consumer loans are generally charged off.

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

     Real estate acquired by foreclosure or accounted for as "in substance" foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of Notes to the Consolidated Financial Statements. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value. From time to time, the Association also acquires personal property, generally mobile homes, which are classified as other repossessed assets and are carried on the books at their estimated fair market value and disposed of as soon as commercially reasonable.

     As of September 30, 1997, the Association's total non-performing loans amounted to $254,000, or 0.04% of total loans, before net items, consistent with $191,000, or 0.04% of total loans, before net items, at September 30, 1996.

     The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated. The Association had no material troubled debt restructurings as defined by SFAS No. 15 at any of the dates indicated.

                                                         At September 30,
                                             --------------------------------------
                                               1997    1996    1995    1994    1993
                                             ------  ------  ------  ------  ------
                                                      (Dollars in thousands)

Non-accruing loans (1) ..................   $   254    $191    $734    $183    $198
Accruing loans greater than 90 ..........      --       --      --      --      --
  days delinquent
                                             ------  ------  ------  ------  ------
    Total non-performing loans ..........       254     191     734     183     198

Real estate owned .......................      --        69      24      59      84
Other repossessed assets ................      --       --      --      --       16
                                             ------  ------  ------  ------  ------
    Total repossessed assets ............      --        69      24      59     100
                                             ------  ------  ------  ------  ------
    Total non-performing assets .........   $   254    $260    $758    $242    $298
                                             ======  ======  ======  ======  ======

Total non-performing assets as a ........      0.03%   0.04%   0.12%   0.05%   0.07%
  percentage of total assets
                                             ======  ======  ======  ======  ======

Total non-performing loans as a .........      0.04%   0.04%   0.18%   0.05%   0.06%
  percentage of total loans,
  before net items
                                             ======  ======  ======  ======  ======

Allowance for loan losses as a ..........    510.38% 356.92% 106.80% 311.98% 210.74%
  percentage of total non-performing
  assets
                                             ======  ======  ======  ======  ======

Allowance for loan losses as a percentage    510.38% 485.86% 110.08% 412.57% 317.19%
  of total non-performing loans
                                             ======  ======  ======  ======  ======



(1) Consists of permanent residential one- to four-family mortgage loans and loans on commercial real estate.

     For the year ended September 30, 1997, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

     Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four categories used to classify problem assets: "special mention", "substandard", "doubtful", and "loss." Special mention assets are not considered classified assets, but assets of questionable quality that have potential or past weaknesses that deserve management's close attention and monitoring. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets and assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. General loss allowances established to cover possible losses related to special mention assets and assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and the amounts reserved.

     As of September 30, 1997, total classified assets amounted to 0.12% of total assets. At September 30, 1997 and 1996, the aggregate amounts of the Association's classified assets, exclusive of amounts classified loss and which have been fully reserved, were as follows:

                                            At September 30,
                                     -----------------------------
                                      1997                    1996
                                     -----                   -----
                                             (In thousands)

Loss.........................        $  --                   $  --
Doubtful.....................           --                      --
Substandard assets...........          304                     281
Special mention..............          843                     645


General loss allowances......        1,296                     928
Specific loss allowances.....           --                      --
Charge offs..................            2                      --

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1997, the Association had an allowance for loan losses of $1.3 million, which was equal to 510.4% of non-performing assets and 0.22% of total loans.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management based on historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors, which exist at the time the determination of the adequacy of the provision is made, related to the collectibility of the Association's loan portfolio. The provisions for loan losses charged against income for the years ended September 30, 1997, 1996 and 1995 were $370,000, $120,000 and $120,000, respectively. Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio.

     The  following  table  sets  forth for the  periods  indicated  information
regarding  changes  in  the  Association's   allowance  for  loan  losses.   All
information is before net items.


                                                                 Years Ended September 30,
                                            ----------------------------------------------------------------
                                                 1997          1996         1995          1994          1993
                                            ---------     ---------   ----------    ----------     ---------
                                                                   (Dollars in thousands)

Total loans outstanding .................   $ 576,214     $ 488,551    $ 416,312     $ 374,439     $ 321,774
                                            =========     =========   ==========    ==========     =========

Average loans outstanding ...............   $ 515,555     $ 440,510    $ 381,689     $ 338,679     $ 298,481
                                            =========     =========   ==========    ==========     =========

Allowance at beginning of period ........   $     928     $     808    $     755     $     628     $     572

Charge-offs .............................          (2)         --            (67)          (23)          (64)

Recoveries ..............................        --            --           --            --            --

Provision for loan losses ...............         370           120          120           150           120
                                            ---------     ---------   ----------    ----------     ---------

Allowance at end of period ..............   $   1,296     $     928    $     808     $     755     $     628
                                            =========     =========   ==========    ==========     =========

Allowance for loan losses as a percentage        0.22%         0.19%        0.19%         0.20%         0.20%
 of total loans outstanding
                                            =========     =========   ==========    ==========     =========

Ratio of net charge-offs to average loans        --  %         --  %        0.02%         0.01%         0.02%
 outstanding during the period
                                            =========     =========   ==========    ==========     =========

     The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                 At September 30,
                  -------------------------------------------------------------------------------------------------------------
                                  1997                                 1996                                 1995
                  -----------------------------------  -----------------------------------  -----------------------------------
                              Percent of                           Percent of                           Percent of
                     Amount    Allowance   Percent of     Amount    Allowance   Percent of     Amount    Allowance   Percent of
                         of  Category to  Total Loans         of  Category to  Total Loans         of  Category to  Total Loans
                  Allowance  Total Loans  by Category  Allowance  Total Loans  by Category  Allowance  Total Loans  by Category
                  ---------  -----------  -----------  ---------  -----------  -----------  ---------  -----------  -----------
                                                             (Dollars in thousands)

Permanent
  residential
  1-4 family ..      $  887        0.15%       86.51%       $925        0.19%       91.50%       $807        0.19%       91.68%
Multi-family ..         121        0.02         2.93          --          --         1.34          --          --         1.79
residential
Construction ..          --          --         5.31          --          --         2.92          --          --         2.36
Commercial ....         250        0.04         3.93          --          --         3.20          --          --         3.36
Land ..........          12          --         0.27          --          --         0.24          --          --         0.25
Non-real estate          26         .01         1.05           3          --         0.80           1          --         0.56

   Total ......      $1,296        0.22%      100.00%       $928        0.19%      100.00%       $808        0.19%      100.00%

                                               At September 30,
                  ------------------------------------------------------------------------
                                  1994                                 1993
                  -----------------------------------  -----------------------------------
                              Percent of                           Percent of
                     Amount    Allowance   Percent of     Amount    Allowance   Percent of
                         of  Category to  Total Loans         of  Category to  Total Loans
                  Allowance  Total Loans  by Category  Allowance  Total Loans  by Category
                  ---------  -----------  -----------  ---------  -----------  -----------
                                            (Dollars in thousands)

Permanent
  residential
  1-4 family ..        $713        0.19%      90.06%        $599        0.19%       90.54%
Multi-family ..          --          --        2.19           --         --          2.42
residential
Construction ..          --          --        3.37           --         --          2.58
Commercial ....          41        0.01        3.58           28        0.01         3.49
Land ..........          --          --        0.32           --         --          0.39
Non-real estate           1          --        0.48            1         --          0.58


   Total ......      $1,296        0.22%     100.00%        $928        0.19%      100.00%


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

Investment Activities

     Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $115.7 million at September 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

     The investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Investment Committee, which consists of the President and four Board members. Generally, the investment policy is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the asset/liability management policy. The President and the Chief Financial Officer may independently invest up to 1% of total assets of the Company within the parameters set forth in the Investment Policy, to be subsequently reviewed with the Investment Committee at their next scheduled meeting. Transactions or investments in any one security determined by type, maturity and coupon in excess of $10.0 million or 1.0% of assets are not permitted.

     Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 1997, the investment securities portfolio held to maturity had $1.0 million in tax-exempt securities issued by states and municipalities and $21.9 million in investment grade corporate obligations. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayments risks or both. As of September 30, 1997, the portfolio of securities available for sale consisted of $185.9 million in securities issued by the U.S. Treasury and other federal government agencies, $8.9 million in tax exempt securities issued by states and municipalities, and $67.1 million in investment grade corporate investments.

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

     During the years ended September 30, 1997, 1996 and 1995, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would apply.

     The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.


                                                                  At September 30,
                                     -----------------------------------------------------------------------
                                               1997                      1996                     1995
                                     ---------------------     --------------------     --------------------
                                     Amortized        Fair     Amortized       Fair     Amortized       Fair
                                          Cost       Value          Cost      Value          Cost      Value
                                     ---------    --------     ---------   --------     ---------   --------
                                                                   (In thousands)
Held to maturity:
  U.S. Government obligations ...      $   --     $   --        $   --     $   --        $ 28,961   $ 28,873
  State and municipal obligations         1,042      1,069         1,227      1,249           512        552
  Corporate obligations .........        21,895     21,900         8,600      8,611        12,736     12,753

Available for sale:
  U.S. Federal securities........          --         --          12,080     12,080        12,606     12,606
   mutual bond fund
  U.S. Government obligations ...       185,861    185,601        59,717     58,624          --         --
  State and municipal obligations         8,861      9,087           250        251          --         --
  Corporate obligations .........        67,147     67,158         5,024      5,032          --         --
                                       --------   --------      --------   --------      --------   --------
    Total .......................      $284,806   $284,815      $ 86,898   $ 85,847      $ 54,815   $ 54,784
                                       ========   ========      ========   ========      ========   ========


                                                                           At September 30,
                                       --------------------------------------------------------------------------------------
                                                 1997                          1996                           1995
                                       ------------------------       ------------------------       ------------------------
                                       Amortized     Percent of       Amortized     Percent of       Amortized     Percent of
                                            Cost      Portfolio            Cost      Portfolio            Cost      Portfolio
                                                                       (Dollars in Thousands)
Held to maturity:                      ---------     ----------       ---------     ----------       ---------     ----------
  U.S. Government obligations ...      $    --             0.00%      $    --             0.00%      $  28,961          52.84%
  State and municipal obligations          1,042           0.36           1,227           1.41             512           0.93
  Corporate obligations .........         21,895           7.69           8,600           9.90          12,736          23.23

Available for sale:
  U.S. Federal securities .......           --             0.00          12,080          13.90          12,606          23.00
   mutual bond fund
  U.S. Government obligations ...        185,861          65.26          59,717          68.72            --             --
  State and municipal obligations          8,861           3.11             250           0.29            --             --
  Corporate obligations .........         67,147          23.58           5,024           5.78            --             --
                                       ---------     ----------       ---------     ----------       ---------     ----------
    Total .......................      $ 284,806         100.00%      $  86,898         100.00%      $  54,815         100.00%
                                       =========     ==========       =========     ==========       =========     ==========




     The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 1997.

                                Less Than            One to               Five to             Over Ten
                                One Year            Five Years           Ten Years              Years
                          -----------------    -----------------    -----------------      ---------------
                            Amount    Yield      Amount    Yield      Amount    Yield      Amount    Yield     Totals
                          --------    -----    --------    -----    --------    -----      ------    -----   --------
                                                        (Dollars in thousands)

Held to maturity:
  State and municipal .   $    151     6.29%   $    891     6.60%   $   --       --          --       --     $  1,042
     obligations
  Corporate obligations     19,895     5.57%      2,000     5.95%       --       --          --       --       21,895

Available for sale:
  U.S. Government .....     13,966     6.11%    162,907     6.11%      8,988     6.83%       --       --      185,861
   obligations
  State and municipal .       --       --           794     6.61%        100     6.38       7,967     8.00      8,861
   obligations
  Corporate obligations     18,220     5.87      48,927     6.22%       --       --          --       --       67,147
                          --------             --------             --------               ------            --------
    Total .............   $ 52,232             $215,519             $  9,088               $7,967            $284,806
                          ========             ========             ========               ======            ========

At September 30, 1997 the Association did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of stockholders' equity, or $14.4 million.


Mortgage Backed and Related Securities

     At September 30, 1997, the Company's net mortgage backed and related securities totaled $70.4 million at fair value ($69.5 million at amortized cost) and had a weighted average yield of 7.09%. At September 30, 1997, all of the mortgage backed and related securities were adjustable rate securities.

     Mortgage backed and related securities (which also are known as mortgage participation certificates or pass- through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae ("FNMA") (formerly the Federal National Mortgage Association), the Government National Mortgage Association ("GNMA") and the U.S. Small Business Administration ("SBA"). Mortgage backed and related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage backed and related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage backed and related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Association to optimize its regulatory capital because they have low risk weighting.

     Expected maturities of mortgage backed and related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's mortgage backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     Subsequent to September 30, 1995, the Company reclassified $1.7 million of mortgage backed and related securities from held to maturity to available for sale at fair values, with an unrealized loss of $100,421, consistent with the implementation guidance discussed under above "-- Investment Activities."

     The following tables set forth certain information relating to the mortgage backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                                   At September 30,
                      ---------------------------------------------------------------------
                                1997                   1996                    1995
                      ---------------------   ---------------------   ---------------------
                      Amortized        Fair   Amortized        Fair   Amortized        Fair
                           Cost       Value        Cost       Value        Cost       Value
                      ---------   ---------   ---------   ---------   ---------   ---------
                                              (Dollars in thousands)

Held to maturity:
  GNMA ............   $   5,447   $   5,518   $   6,783   $   6,736        $--          $--

Available for sale:

  FNMA ............      12,775      12,897      15,905      15,959         --           --
  FHLMC ...........      25,881      26,574      39,205      39,179         --           --
  GNMA ............       9,709       9,808        --          --           --           --
  SBA .............      15,732      15,590      19,139      18,971         --           --
                      ---------   ---------   ---------   ---------   ---------   ---------
    Total .........   $  69,544   $  70,387   $  81,032   $  80,845        $--          $--
                      ---------   ---------   ---------   ---------   ---------   ---------

                                                   At September 30,
                      ---------------------------------------------------------------------
                                1997                   1996                    1995
                      ---------------------   ---------------------   ---------------------
                      Amortized  Percent of   Amortized  Percent of   Amortized  Percent of
                           Cost   Portfolio        Cost   Portfolio        Cost   Portfolio
                      ---------  ----------   ---------  ----------   ---------  ----------
                                              (Dollars in Thousands)
Held to maturity:
  GNMA ............   $   5,447        7.83%  $   6,783        8.37%        $--         --%

Available for sale:

  FNMA ............      12,775       18.37      15,905       19.63          --         --
  FHLMC ...........      25,881       37.22      39,205       48.38          --         --
  GNMA ............       9,709       13.96        --          --            --         --
  SBA .............      15,732       22.62      19,139       23.62          --         --
                      ---------  ----------   ---------  ----------   ---------  ----------
    Total .........   $  69,544      100.00%  $  81,032      100.00%        $--         --%
                      =========  ==========   =========  ==========   =========  ==========



Interest-Earning Deposits

     The Company also had interest-earning deposits in the FHLB of Seattle amounting to $1.4 million and $3.1 million at September 30, 1997 and 1996, respectively.

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

     Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW accounts, money market deposit accounts, passbook and statement savings accounts, and certificates of deposit. Included among these deposit products are individual retirement account ("IRA") certificates of approximately $86.4 million at September 30, 1997. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     Beginning in 1996, the Association began accepting deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 1997, these deposits totaled $10.0 million, or 1.49% of total deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     In July 1997, the Association acquired 25 Wells Fargo Bank branches in Oregon, adding $241.3 million in deposit accounts. In addition to the increase from the acquisition, the Association experienced a net increase in deposits (before interest credited) of $14.1 million for the year ended September 30, 1997 as customers deposited funds and new customers were added. To augment this deposit inflow, the Association has relied on increased borrowings from the FHLB of Seattle. See "-- Borrowings." The acquired deposit base included a significant proportion of non-interest bearing checking accounts, thereby reducing the cost of deposits and contributing to the Association's interest rate spread increasing from 2.22% for the year ended September 30, 1996 to 2.28% for the year ended September 30, 1997. Concurrent with the acquisition, the Association's deposit product offerings were expanded, allowing customers to choose the accounts best suited to their needs, whether their focus is low cost or additional services.

     At September 30, 1997, certificate accounts maturing during the year ending September 30, 1998 totaled $242.2 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. Substantially all of the Association's depositors are residents of the State of Oregon.

     The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 1997.


                                                              Certificate
Maturity Period                                                  Accounts
                                                                 --------
                                                              (In thousands)
Three months or less...................................           $12,502
Over three through six months..........................            10,452
Over six through twelve months.........................            15,362
Over twelve months.....................................            32,407
                                                                 --------
    Total..............................................           $70,723
                                                                 ========

     The following table sets forth the deposit balances in the various types of savings accounts offered by the Association at the dates indicated.


                                                                             At September 30,
                                    ----------------------------------------------------------------------------------------
                                                 1997                              1996                          1995
                                    -------------------------------  --------------------------------   --------------------
                                                Percent                           Percent                            Percent
                                                     of    Increase                    of    Increase                     of
                                      Amount      Total   (Decrease)    Amount      Total   (Decrease)     Amount      Total
                                    --------    -------    --------   --------    -------    --------    --------    -------
                                                                           (Dollars in thousands)
Certificates of deposit .........   $375,603      55.73%   $ 86,415   $289,188      72.36%   $ 12,093    $277,095      72.09%

Transaction accounts:

Non-interest checking ...........     52,578       7.80      52,417        161       0.04         161        --         --
Interest-bearing checking .......     75,044      11.14      50,762     24,282       6.08       2,245      22,037       5.73
Passbook and statement savings ..     63,179       9.37      29,468     33,711       8.43      (3,526)     37,237       9.69
Money market deposits ...........    107,574      15.96      55,243     52,331      13.09       4,320      48,011      12.49
                                    --------    -------    --------   --------    -------    --------    --------    -------
Total transaction accounts ......    298,375      44.27     187,890    110,485      27.64       3,200     107,285      27.91
                                    --------    -------    --------   --------    -------    --------    --------    -------
Total deposits ..................   $673,978     100.00%   $274,305   $399,673     100.00%   $ 15,293    $384,380     100.00%
                                    ========    =======    ========   ========    =======    ========    ========    =======

     The following table sets forth the savings activities of the Association for the periods indicated.

                                                   Years Ended September 30,
                                              ---------------------------------
                                                   1997        1996        1995
                                              ---------   ---------   ---------
                                                        (In thousands)

Beginning balance .........................   $ 399,673   $ 384,380   $ 389,751
Increase due to acquired deposits .........     241,272
Net inflow (outflow) of deposits before ...      14,077      (2,364)    (21,109)
 interest credited
Interest credited .........................      18,956      17,657      15,738
                                              ---------   ---------   ---------
Net increase (decrease) in deposits .......     274,305      15,293      (5,371)
                                              ---------   ---------   ---------
Ending balance ............................   $ 673,978   $ 399,673   $ 384,380
                                              =========   =========   =========

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

     The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 1997, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

     During the year ended September 30, 1997 the Company sold under agreements to repurchase specific securities of the U.S. Government and its agencies and other approved investments to a broker-dealer. The securities underlying these repurchase agreements were delivered to the broker-dealer who arranged the transaction. Securities delivered to the broker-dealer may be loaned out in the ordinary course of operations. All of the reverse repurchase agreements at September 30, 1997 were due within 48 days and will be renewed subsequent to year end.

     The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:

                                         At September 30,
                                         ----------------
                                          1997      1996
                                          ----      ----
Weighted average rate paid on:
  FHLB advances ...................       5.62%     5.50%
  Reverse repurchase agreements ...       5.75      5.65

                                                    Years Ended
                                                   September 30,
                                                --------------------
                                                    1997        1996
                                                --------    --------
                                               (Dollars in thousands)
Maximum amount outstanding
at any month end:
  FHLB advances .............................   $151,000    $ 90,000
  Reverse repurchase agreements .............     19,118      14,904

Approximate average balance:
  FHLB advances .............................    110,737      47,986
  Reverse repurchase agreements .............     16,804       3,531

Approximate weighted average rate paid on:
  FHLB advances .............................       5.66%       5.60%
  Reverse repurchase agreements .............       5.82        5.55

     The Association also has an uncommitted line of credit of $15.0 million with a commercial bank. At September 30, 1997, the Association had no borrowings outstanding under this credit facility.

                          REGULATION OF THE ASSOCIATION

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Holding Company, the Association and their operations. The Holding Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

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

     The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $7.2 million at September 30, 1997.

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

     The majority of the Association's accounts are insured by the SAIF, however, the $241.3 million of deposits acquired in July 1997 from Wells Fargo Bank, N.A., a BIF-insured institution, will continue to be BIF-insured deposits and will be assessed premiums based on the lower BIF rates. These deposits are
known  as  Oakar  deposits,   indicating  that  they  are  deposits  held  by  a
SAIF-insured institution, but insured by the BIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized", "adequately capitalized", and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of
substantial   supervisory  concern.  The  matrix  so  created  results  in  nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to
 .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to
raise  assessment   rates  under  certain   circumstances.   The   Association's
assessments expensed for the year ended September 30, 1997, totaled $376,029.

     Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Association's assessment amounted to $2.5 million and was assessed during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members will be the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members were charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a monthly average of not less than a specified percentage (5.0% for regulations in effect at September 30, 1997) of its net withdrawable accounts plus short-term borrowings. OTS regulations also require each savings institution to maintain an average daily balance of short term liquid assets at a specified percentage (1.0% for regulations in effect at September 30, 1997) of the total of its net withdrawable savings accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association's short- and long-term monthly liquidity ratios were 3.71% and 31.56%, respectively, at September 30, 1997. Effective November 24, 1997, the OTS has revised the liquid asset requirement from 5.00% to 4.00%, and eliminated the short term cash liquidity requirement of 1.00%.

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

     At  September  30,  1997,  the   Association   was   categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

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

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1997, the qualified thrift investments of the Association were approximately 81.13% of its portfolio assets.

     Capital Requirements. Financial institutions are graded or evaluated by regulatory authorities based on their capital adequacy, asset quality, management quality, earnings, liquidity, and sensitivity to market risk ("CAMELS rating"). A major component of the CAMELS rating is capital. Under OTS
regulations  a  savings   association   must  satisfy   three  minimum   capital
requirements: core capital, tangible capital and risk-based capital. Savings associations must meet all of the standards in order to comply with the capital requirements.

     OTS capital regulations establish a 3% core capital or leverage ratio (defined as the ratio of core capital to adjusted total assets). Core capital is defined to include common shareholders' equity, noncumulative perpetual preferred stock and any related surplus, and minority interests in equity accounts of consolidated subsidiaries, less (i) any intangible assets, except for certain qualifying intangible assets; (ii) certain mortgage servicing rights; and (iii) equity and debt investments in subsidiaries that are not "includable subsidiaries," which are defined as subsidiaries engaged solely in activities not impermissible for a national bank, engaged in activities impermissible for a national bank but only as an agent for its customers, or engaged solely in mortgage-banking activities. In calculating adjusted total assets, adjustments are made to total assets to give effect to the exclusion of certain assets from capital and to account appropriately for the investments in and assets of both includable and nonincludable subsidiaries. Institutions that fail to meet the core capital requirement would be required to file with the OTS a capital plan that details the steps they will take to reach compliance. In addition, the OTS's prompt corrective action regulation provides that a savings institution that has a leverage ratio of less than 4% (3% for institutions receiving the highest CAMELS examination rating) will be deemed to be "undercapitalized" and may be subject to certain restrictions. See "-- Federal Regulation of Savings Associations -- Prompt Corrective Action."

     As required by federal law, the OTS has proposed a rule revising its minimum core capital requirement to be no less stringent than that imposed on national banks. The OTS has proposed that only those savings associations rated a composite one (the highest rating) under the CAMELS rating system for savings associations will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. All other savings associations will be required to maintain a minimum leverage ratio of 4% to 5%. The OTS will assess each individual savings association through the supervisory process on a case-by-case basis to determine the applicable requirement. No assurance can be given as to the final form of any such regulation, the date of its effectiveness or the requirement applicable to the Association.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity, land and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential and multi-family mortgage loans and nonresidential construction loans. The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

     The OTS has proposed incorporation of an interest rate risk component into its regulatory capital rule. Under the rule, savings associations with "above normal" interest rate risk exposure would be subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings association's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the association's assets, as calculated in accordance with guidelines set forth by the OTS. A savings association whose measured interest rate risk exposure exceeds 2% must deduct an interest rate risk component in calculating its total capital under the risk-based capital rule. The interest rate risk component is an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the association's assets. That dollar amount is deducted from an association's total capital in calculating compliance with its risk-based capital requirement. Under the rule, there is a two quarter lag between the reporting date of an institution's financial data and the effective date for the new capital requirement based on that data. A savings association with assets of less than $300 million and a risk-based capital ratio in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. The rule also provides that the Director of the OTS may waive or defer an association's interest rate risk component on a case-by-case basis. Under certain circumstances, a savings association may request an adjustment to its interest rate risk component if it believes that the OTS-calculated interest rate risk component overstates its interest rate risk exposure. In addition, certain "well-capitalized" institutions may obtain authorization to use their own interest rate risk model to calculate their interest rate risk component in lieu of the OTS-calculated amount. The OTS has postponed indefinitely the date that the component will first be deducted from an institution's total capital.

     The following table presents the Association's capital levels at September 30, 1997.

                                                                                                             To Be
                                                                                                    Categorized as "Well
                                                                                                     Capitalized" Under
                                                                      For Capital                     Prompt Corrective
                                          Actual                   Adequacy Purposes                  Action Provision
                                 ----------------------          ---------------------             ----------------------
                                       Amount     Ratio               Amount     Ratio                  Amount      Ratio
                                 ------------     -----          -----------     -----             -----------      -----
Total Capital ................   $103,325,941      23.1%         $35,755,744       8.0%            $44,694,680       10.0%
 (To Risk Weighted Assets)
Tier I Capital ...............    102,029,490      22.8                 --          --              26,816,808        6.0
 (To Risk Weighted Assets)
Tier I Capital ...............    102,029,490      11.1           27,643,595       3.0              46,072,658        5.0
 (To Total Assets)
Tangible Capital .............    102,029,490      11.1           13,821,797       1.5                    --           --
 (To Tangible Assets)

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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1997, the Association's limit on loans to one borrower was $17.4 million. At September 30, 1997, the Association's largest aggregate amount of loans to one borrower was $3.5 million, which were performing according to their terms.

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

     The Association's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities controlled by such persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and Regulation O thereunder. Among other things, these regulations require that such loans be made on terms and conditions substantially the same as those offered to unaffiliated individuals (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee) and not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Association may make to such persons based, in part, on the Association's capital position, and requires certain board approval procedures to be followed. The OTS regulations, with certain minor variances, apply Regulation O to savings institutions.

                            REGULATION OF THE COMPANY

General

     30 The Company is a unitary savings and loan holding company within the meaning of the HOLA. As such, it is registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. The Company is also subject to the information, proxy solicitation, insider trading restrictions, and other requirements of the Securities Exchange Act of 1934, as amended.

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

Qualified Thrift Lender Test

     The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Qualified Thrift Lender Test," must, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

     Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserves as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association's current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Code imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

     Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Association as a member of the same affiliated group of corporations. The corporate dividends-received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Association will not file a consolidated tax return, except that if the Company or the Association owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividends received may be deducted.

     Other Federal Tax Matters. There have not been any Internal Revenue Service audits of the Company's or the Association's federal income tax returns during the past five years.

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

Personnel

     As of  September  30,  1997,  the  Association  had  183  full-time  and 72 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                         Age(1)      Position
----                         ------      --------
Gerald V. Brown ..............   61      President and Chief Executive Officer

Robert A. Tucker .............   49      Senior Vice President and Chief Operating Officer

George L. Hall ...............   46      Senior Vice President and Chief Lending Officer/Secretary

Marshall J. Alexander ........   47      Vice President and Chief Financial Officer

______________
(1)  At September 30, 1997.

     Gerald V. Brown has been employed by the Association since 1957. He was appointed a director and the President of the Association in June 1994 to succeed the retiring President, James Bocchi. From 1982 until his appointment as President, Mr. Brown served as Senior Vice President and Secretary, supervising all loan activities of the Association.

     Robert A. Tucker has been employed by the Association since 1973. He has served as Senior Vice President since November 1989. He has served as Chief Operating Officer since March 1997.

     George L. Hall has been employed by the Association since 1988. He has served as Senior Vice President and Secretary since June 1994.

     Marshall J. Alexander has been employed by the Association since 1986. He has served as Vice President and Chief Financial Officer since August 1994.

Item 2. Properties

     The following  table sets forth the location of the  Association's  offices
and  other  facilities  used  in  operations  as  well  as  certain   additional
information relating to these offices and facilities as of September 30, 1997.


                                                 Year                         Square
Description/Address                            Opened      Leased/Owned      Footage
-------------------                            ------      ------------      -------
Main Office

540 Main Street ..............................   1939             Owned       25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street ......................   1972             Owned        3,820
Klamath Falls, Oregon

2323 Dahlia Street ...........................   1979             Owned        1,876
Klamath Falls, Oregon

512 Walker Avenue ............................   1977             Owned        4,216
Ashland, Oregon

1420 East McAndrews Road .....................   1990             Owned        4,006
Medford, Oregon

61515 S. Highway 97 ..........................   1993             Owned        5,415
Bend, Oregon

2300 Madison Street ..........................   1995             Owned        5,000
Klamath Falls, Oregon

721 Chetco Avenue ............................   1997             Owned        5,409
Brookings, Oregon

293 North Broadway ...........................   1997             Owned        5,087
Burns, Oregon

111 West Main Street .........................   1997             Owned        1,958
Carlton, Oregon

103 South Main Street ........................   1997             Owned        2,235
Condon, Oregon

259 North Adams ..............................   1997             Owned        5,803
Coquille, Oregon

106 Southwest 1st Street .....................   1997             Owned        4,700
Enterprise, Oregon

555 1st Street ...............................   1997             Owned        1,844
Fossil, Oregon



                                                 Year                         Square
Description/Address                            Opened      Leased/Owned      Footage
-------------------                            ------      ------------      -------
708 Garibaldi Avenue .........................   1997             Owned        1,400
Garibaldi, Oregon

29804 Ellensburg Avenue ......................   1997             Owned        3,136
Gold Beach, Oregon

111 North Main Street ........................   1997             Owned        4,586
Heppner, Oregon

810 South Highway 395 ........................   1997            Leased        6,000
Hermiston, Oregon

200 West Main Street .........................   1997             Owned        4,552
John Day, Oregon

1 South E Street .............................   1997             Owned        5,714
Lakeview, Oregon

206 East Front Street ........................   1997             Owned        2,920
Merrill, Oregon

165 North 5th Street .........................   1997             Owned        2,370
Monroe, Oregon

217 Main Street ..............................   1997             Owned        6,067
Nyssa, Oregon

48257 East 1st Street ........................   1997             Owned        3,290
Oakridge, Oregon

227 West Main Street .........................   1997             Owned        2,182
Pilot Rock, Oregon

716 Northeast Highway 101 ....................   1997             Owned        2,337
Port Orford, Oregon

178 Northwest Front Street ...................   1997             Owned        2,353
Prairie City, Oregon

315 North Main Street ........................   1997             Owned        3,638
Riddle, Oregon

38770 North Main Street ......................   1997             Owned        2,997
Scio, Oregon

508 Main Street ..............................   1997             Owned        2,282
Moro, Oregon

144 South Main Street ........................   1997             Owned        2,146
Union, Oregon





                                                 Year                         Square
Description/Address                            Opened      Leased/Owned      Footage
-------------------                            ------      ------------      -------
165 North Maple Street .......................   1997             Owned        2,192
Yamhill, Oregon

Loan Center

585 SW 6th, Suite #2 .........................   1996            Leased          900
Redmond, Oregon

     The net book value of the Association's investment in office, properties and equipment totaled $11.7 million at September 30, 1997. See Note 5 of the Notes to the Consolidated Financial Statements in the Annual Report.

     Data processing for the Company is provided by a third party service bureau. Software purchased from a service bureau affiliate is used for applications such as accounts payable and fixed assets. As with other organizations, the data processing programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. The
Company has established a committee to address "Year 2000" issues related to data processing. The service bureau has stated that all their processing will be Year 2000 compliant by the end of 1998, including the application software used for fixed assets and accounts payable. All personal computers ("PCs") and related software throughout the Company have been inventoried and non-compliant PC's have been identified. As of September 30, 1997, approximately 90% of the Company's PCs and software are Year 2000 compliant. The Company believes that the Year 2000 problem will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

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

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1997.

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

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     The Company's financial performance is impacted by, among other factors, interest rate risk and credit risk. The Company utilizes no derivatives to mitigate its credit risk, relying instead on strict underwriting standards, loan review, and an adequate loan loss reserve. See "--Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Interest rate risk is the risk of loss in value due to changes in interest rates. This risk is addressed by the Company's Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in net portfolio value ("NPV") and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and net interest income.

     The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the ALCO. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine the Company's change in NPV in the event of hypothetical changes in interest rates. If potential changes to NPV and net interest income resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

     In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten the effective maturities of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. First, the Company has put greater emphasis on ARMs for residential lending, which generally reprice in one year. This strategy includes purchasing high quality adjustable rate loans real estate loans for the portfolio. Second, the Company has focused its non-residential lending on adjustable or floating rate and/or short-term loans. Third, the Company has focused its investment activities on short- and medium-term securities. Fourth, the Company has attempted to maintain and increase its regular savings and transaction deposit accounts, which are considered to be relatively resistant to changes in interest rates. The branch acquisition and new deposit product offerings provided significant progress on this aspect of interest rate risk management. Fifth, the Company has utilized long-term borrowings and deposit marketing programs to adjust the term to repricing of its liabilities.

     Interest rate sensitivity analysis is used to measure the Company's interest rate risk by computing estimated changes in NPV of its cash flows from assets and liabilities in the event of a range of assumed changes in market interest rates. NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities. This analysis assesses the risk of loss in market rate sensitive instruments in the event of sudden and sustained increases and decreases in market interest rates ranging from one hundred to four hundred basis points. The Company's Board of Directors has adopted an interest rate risk policy which establishes maximum decreases in the NPV ranging from 10% to 95% in the event of sudden and sustained increases and decreases in market interest rates. The following tables present the Association's projected change in NPV and net interest income for the various rate shock levels as of September 30, 1997 and the Board's established limitations relating thereto. NPV values and impact on net interest income for the Association only are regularly calculated by the OTS and internally per regulatory recommendations. The assets and liabilities at the parent company level are not considered in the analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of NPV sensitivity. All market rate sensitive instruments presented in these tables are classified as either held to maturity or available for sale. The Association has no trading securities.



CHANGES IN NET PORTFOLIO VALUE

Change in                         Market Value of         Actual   Percent Change          Board
Interest Rates                   Portfolio Equity         Change           Actual          Limit
--------------                   ----------------   ------------   --------------          -----
400 basis point rise .........       $ 41,406,000   $(78,660,000)          (65.5%)          (95%)
300 basis point rise .........         62,156,000    (57,909,000)          (48.2%)          (75%)
200 basis point rise .........         82,490,000    (37,576,000)          (31.3%)          (45%)
100 basis point rise .........        102,883,000    (17,183,000)          (14.3%)          (25%)
Base Rate Scenario ...........        120,066,000           --               --              --
100 basis point decline ......        127,433,000      7,368,000             6.1%           (10%)
200 basis point decline ......        127,243,000      7,177,000             6.0%           (10%)
300 basis point decline ......        129,062,000      8,996,000             7.5%           (10%)
400 basis point decline ......        132,813,000     12,747,000            10.6%           (10%)

CHANGES IN NET INTEREST INCOME

Change in                            Net Interest         Actual   Percent Change          Board
Interest Rates                             Income         Change           Actual          Limit
--------------                       ------------   ------------   --------------          -----
400 basis point rise .........       $ 18,967,000   $ (8,403,000)          (30.7%)          (35%)
300 basis point rise .........         21,272,000     (6,098,000)          (22.3%)          (25%)
200 basis point rise .........         23,518,000     (3,852,000)          (14.1%)          (15%)
100 basis point rise .........         25,609,000     (1,761,000)           (6.4%)          (10%)
Base Rate Scenario ...........         27,370,000           --               --              --
100 basis point decline ......         28,428,000      1,058,000             3.9%           (10%)
200 basis point decline ......         28,925,000      1,556,000             5.7%           (10%)
300 basis point decline ......         29,605,000      2,235,000             8.2%           (10%)
400 basis point decline ......         30,294,000      2,924,000            10.7%           (10%)

     The preceding table indicates that at September 30, 1997, in the event of a sudden and sustained increase in prevailing market interest rates, the Association's NPV and net interest income would be expected to decrease. At September 30, 1997, the Association's estimated changes in NPV were within the targets established by the Board of Directors.

     NPV is calculated based on the net present value of estimated cash flows utilizing market prepayment assumptions and market rates of interest provided by independent broker quotations and other public sources.

     Computation of forecasted effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit decay, and should not be relied upon as indicative of actual future results. Further, the computations do not contemplate any actions the ALCO could undertake in response to changes in interest rates.

     Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of NPV. Certain assets, such as adjustable rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable rate loans in the Association's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable rate mortgage loans may decrease in the event of interest rate increases.

Item 8. Financial Statements and Supplementary Data

     (a)  Financial  Statements   Independent  Auditors'  Reports*  Consolidated
          Balance Sheets as of September 30, 1997 and 1996* Consolidated Statements of Earnings for the Years Ended September 30, 1997, 1996 and 1995* Consolidated Statements of Shareholders' Equity for the Years Ended September 30, 1997, 1996 and 1995* Consolidated Statements of Cash Flows for the Years Ended September 30, 1997, 1996 and 1995* Notes to the Consolidated Financial Statements*

     * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

     (b) Supplementary Data

     The information contained in Note 19 to the Consolidated Financial Statements included in the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 1997.


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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits

         3(a)        Articles of Incorporation of the Registrant*
         3(b)        Bylaws of the Registrant*
         10(a)       Employment Agreement with Gerald V. Brown***
         10(b)       Employment Agreement with Marshall J. Alexander***
         10(c)       Employment Agreement with George L. Hall***
         10(d)       Employment Agreement with Robert A. Tucker***
         10(e)       1996 Stock Option Plan**
         10(f)       1996 Management Recognition and Development Plan**
         13          Annual Report to Shareholders
         21          Subsidiaries of the Registrant
         23.1        Consent of Deloitte & Touche LLP with respect to  financial statements of the Registrant
         23.2        Consent  of  KPMG  Peat  Marwick  with respect to financial statements of the Registrant
         27          Financial Data Schedule
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on June 19, 1995.
** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.
*** Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended September 30, 1995.

     (b) Reports on Form 8-K

     Reference is made to the Company's Current Report on Form 8-K dated August 1, 1997, as amended on September 29 ,1997, which are incorporated herein by reference:

                                   SIGNATURES

     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLAMATH FIRST BANCORP, INC.


Date:  December 29, 1997                  By:   /s/ Gerald V. Brown
                                          Gerald V. Brown
                                          President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                           TITLE                     DATE

/s/ Gerald V. Brown                  President, Chief          December 29, 1997
Gerald V. Brown                      Executive Officer and
                                     Director (Principal
                                     Executive Officer)

/s/ Marshall J. Alexander            Vice President and        December 29, 1997
Marshall J. Alexander                Chief Financial Officer
                                     (Principal Financial
                                      and Accounting Officer)

/s/ Rodney N. Murray                 Chairman of the Board     December 29, 1997
Rodney N. Murray                     of Directors


/s/ Bernard Z. Agrons                Director                  December 29, 1997
Bernard Z. Agrons


/s/ Timothy A. Bailey                Director                  December 29, 1997
Timothy A. Bailey


/s/ James D. Bocchi                  Director                  December 29, 1997
James D. Bocchi

/s/ William C. Dalton                Director                  December 29, 1997
William C. Dalton

/s/ J. Gillis Hannigan               Director                  December 29, 1997
J. Gillis Hannigan

/s/ Dianne E. Spires                 Director                  December 29, 1997
Dianne E. Spires