Form 10-Q
period 1997-12-31
KLAMATH FIRST BANCORP INC
filed 1998-02-13
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1997

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

     As of January 31, 1998, there were issued 10,429,534 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                          Page
                                                                       ----
         Consolidated Statements of Financial Condition
         (As of December 31, 1997 and September 30, 1997)               3

         Consolidated Statement of Earnings (For the three months
         ended December 31, 1997 and 1996)                              4

         Consolidated Statement of Shareholders' Equity
         (For the years ended September 30, 1997 and 1996 and for
         the three months ended December 31, 1997)                      5

         Consolidated Statements of Cash Flows (For the three
         months ended December 31, 1997 and 1996)                      6 - 7

         Notes to Consolidated Financial Statements                    8 - 10

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           11 - 14

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                              15

Item 2.  Changes in Securities                                          15

Item 3.  Defaults Upon Senior Securities                                15

Item 4.  Submission of Matters to a Vote of Security Holders            15

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

Signatures                                                              16


                                 KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                               AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                                                                                          (Unaudited)

                                                                             December 31, 1997     September 30, 1997
ASSETS                                                                       -----------------     ------------------
Cash and due from banks ......................................................   $  25,571,068          $  24,503,768
Interest earning deposits with banks .........................................       1,662,270              1,431,087
Federal funds sold and securities purchased under agreements to resell .......      12,979,830              6,108,341
                                                                                 -------------          -------------
   Total cash and cash equivalents ...........................................      40,213,168             32,043,196

Investment securities available for sale, at fair value ......................     244,965,652            261,846,320
  (amortized cost: $244,068,125 and $261,869,234)
Investment securities held to maturity, at amortized cost (fair ..............       3,041,547             22,937,314
  value: $3,074,844 and $22,968,997)
Mortgage backed and related securities available for sale, at fair ...........      65,158,033             64,868,633
  value (amortized cost: $64,721,147 and $64,097,246)
Mortgage backed and related securities held to maturity, at amortized ........       5,043,070              5,446,957
  cost (fair value: $5,089,073 and $5,518,648)
Loans receivable, net ........................................................     573,334,473            551,463,590
Real estate owned ............................................................            --                     --
Premises and equipment, net ..................................................      11,624,443             11,671,124
Stock in Federal Home Loan Bank of Seattle, at cost ..........................       7,294,500              7,150,400
Accrued interest receivable ..................................................       9,071,099              7,626,164
Core deposit intangible ......................................................      12,670,526             13,083,695
Other assets .................................................................       2,790,471              1,940,655
                                                                                 -------------          -------------

   Total assets ..............................................................   $ 975,206,982          $ 980,078,048
                                                                                 =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ........................................................   $ 678,794,058          $ 673,977,901
  Accrued interest on deposits ...............................................       1,162,830              1,215,745
  Advances from borrowers for taxes and insurance ............................         775,284              8,915,486
  Advances from Federal Home Loan Bank of Seattle ............................     125,000,000            129,000,000
  Short term borrowings ......................................................      16,045,000             17,077,500
  Accrued interest on borrowings .............................................         328,280                512,716
  Pension liabilities ........................................................         757,789                727,140
  Deferred federal and state income taxes ....................................       2,160,784              1,911,573
  Other liabilities ..........................................................       3,176,332              2,277,544
                                                                                 -------------          -------------
    Total liabilities ........................................................     828,200,357            835,615,605
                                                                                 -------------          -------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued ....            --                     --
  Common stock, $.01 par value, 35,000,000 shares authorized, ................         104,295                104,295
    December 31, 1997 -- 10,429,534 issued, 9,235,582 outstanding;
    September 30, 1997 -- 10,429,534 issued, 9,235,582 outstanding
  Additional paid-in-capital .................................................      92,892,950             92,601,639
  Retained earnings-substantially restricted .................................      66,119,346             64,744,995
  Unearned shares issued to ESOP .............................................      (7,584,537)            (7,829,200)
  Unearned shares issued to MRDP .............................................      (5,352,769)            (5,623,340)
  Net unrealized gain on securities available for sale, net of tax ...........         827,340                464,054
                                                                                 -------------          -------------
    Total shareholders' equity ...............................................     147,006,625            144,462,443
                                                                                 -------------          -------------
    Total liabilities and shareholders' equity ...............................   $ 975,206,982          $ 980,078,048
                                                                                 =============          =============

      See notes to consolidated financial statements


                                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF EARNINGS
                                                           (Unaudited)


                                                                             Three Months Ended     Three Months Ended
                                                                             December 31, 1997      December 31, 1996
                                                                             -----------------      -----------------
INTEREST INCOME
  Loans receivable ...........................................................   $  11,416,429          $   9,606,330
  Mortgage backed and related securities .....................................       1,107,748              1,269,267
  Investment securities ......................................................       4,191,435              1,422,890
  Federal funds sold and securities purchased under agreements to resell .....         148,649                284,254
  Interest earning deposits ..................................................          81,027                 19,882
                                                                                 -------------          -------------
    Total interest income ....................................................      16,945,288             12,602,623
                                                                                 -------------          -------------

INTEREST EXPENSE
  Deposit liabilities ........................................................       7,207,485              5,145,930
  Advances from FHLB of Seattle ..............................................       1,689,424              1,541,397
  Other ......................................................................         289,429                228,742
                                                                                 -------------          -------------
    Total interest expense ...................................................       9,186,338              6,916,069
                                                                                 -------------          -------------
    Net interest income ......................................................       7,758,950              5,686,554

Provision for loan losses ....................................................          75,000                 30,000
                                                                                 -------------          -------------
    Net interest income after provision for ..................................       7,683,950              5,656,554
      loan losses                                                                -------------          -------------

NON-INTEREST INCOME
  Fees and service charges ...................................................         605,364                 71,658
  Gain on sale of investments ................................................            --                    2,143
  Gain on sale of real estate owned ..........................................            --                   26,297
  Other income ...............................................................          91,303                 12,412
                                                                                 -------------          -------------
    Total non-interest income ................................................         696,667                112,510
                                                                                 -------------          -------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ........................       2,479,533              1,578,967
  Occupancy expense ..........................................................         520,511                168,771
  Data processing expense ....................................................         232,512                121,079
  Insurance premium expense ..................................................          67,340                229,429
  Loss on sale of investments ................................................            --                   14,530
  Amortization of core deposit intangible ....................................         413,169                   --
  Other expense ..............................................................       1,115,411                491,159
                                                                                 -------------          -------------
    Total non-interest expense ...............................................       4,828,476              2,603,935
                                                                                 -------------          -------------

Earnings before income taxes .................................................       3,552,141              3,165,129

Provision for income tax .....................................................       1,406,067              1,252,042
                                                                                 -------------          -------------

Net earnings .................................................................   $   2,146,074          $   1,913,087
                                                                                 =============          =============

Basic earnings per share .....................................................   $        0.23          $        0.19
Earnings per share - assuming full dilution ..................................   $        0.22          $        0.18
Weighted average number of shares outstanding ................................       9,235,582             10,239,751
Weighted average number of shares - assuming full dilution ...................       9,716,094             10,380,580


      See notes to consolidated financial statements.


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997 AND THE THREE MONTHS ENDED DECEMBER 31, 1997
                                                          (Unaudited)


                                                  Additional                   Unearned       Unearned    Unrealized          Total
                    Common Stock Common Stock        paid-in      Retained  ESOP shares  shares issued    gain (loss)  shareholders'
                          Shares       Amount        capital      earnings      at cost  to MRDP Trust on securities         equity
                      ----------  -----------  -------------  ------------  -----------  ------------- -------------  -------------
Balance at .........  11,254,475  $   122,331  $ 119,230,653  $ 55,811,362  $(9,786,500) $        --    $   (692,781) $ 164,685,065
   October 1, 1995

Cash dividends .....        --           --             --      (2,838,680)        --             --            --       (2,838,680)

ESOP contribution ..      97,865         --          417,652          --        978,650           --            --        1,396,302

Unrealized loss ....        --           --             --            --           --             --        (355,206)      (355,206)
  on securities
  available for sale

Unearned shares ....    (489,325)        --             --            --           --       (6,694,470)         --       (6,694,470)
   issued to MRDP
   Trust

Stock repurchased ..    (620,655)      (6,207)    (8,885,627)         --           --             --            --       (8,891,834)
   and  retired

Net earnings .......        --           --             --       6,109,797         --             --            --        6,109,797
                     -----------  -----------  -------------  ------------  -----------  -------------  ------------  -------------
Balance at .........  10,242,360      116,124    110,762,678    59,082,479   (8,807,850)    (6,694,470)   (1,047,987)   153,410,974
  September 30, 1996

Cash dividends .....        --           --             --      (2,895,234)        --             --            --       (2,895,234)

Unrealized gain ....        --           --             --            --           --             --       1,512,041      1,512,041
  on securities
  available for sale

Stock repurchased ..  (1,182,936)     (11,829)   (18,866,299)         --           --             --            --      (18,878,128)
  and retired

ESOP contribution ..      97,865         --          705,260          --        978,650           --            --        1,683,910

MRDP contribution ..      78,293         --             --            --           --        1,071,130          --        1,071,130

Net earnings .......        --           --             --       8,557,750         --             --            --        8,557,750
                     -----------  -----------  -------------  ------------  -----------  -------------  ------------  -------------
Balance at .........   9,235,582      104,295     92,601,639    64,744,995   (7,829,200)    (5,623,340)      464,054    144,462,443
  September 30, 1997

Cash dividends .....        --           --             --        (771,723)        --             --            --         (771,723)

Unrealized gain ....        --           --             --            --           --             --         363,286        363,286
  on securities
  available for sale

ESOP contribution ..        --           --          291,311          --        244,663           --            --          535,974

MRDP contribution ..        --           --             --            --           --          270,571          --          270,571

Net earnings .......        --           --             --       2,146,074         --             --            --        2,146,074
                     -----------  -----------  -------------  ------------  -----------  -------------  ------------  -------------
Balance at .........   9,235,582  $   104,295  $  92,892,950  $ 66,119,346  $(7,584,537) $  (5,352,769) $    827,340  $ 147,006,625
  December 31, 1997
                     ===========  ===========  =============  ============  ===========  =============  ============  =============



      See notes to consolidated financial statements.



                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                          (Unaudited)

                                                                                                   Three Months Ended
                                                                                                      December 31,
                                                                                             -------------    -------------
                                                                                                      1997             1996
                                                                                             -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
            Net earnings .................................................................     $ 2,146,074      $ 1,913,087
                                                                                             -------------    -------------
ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
            Depreciation and amortization ................................................         697,640           89,796
            Provision for loan losses ....................................................          75,000           30,000
            Compensation expense related to ESOP benefit .................................         535,974          359,897
            Compensation expense related to MRDP Trust ...................................         270,571          334,725
            Net amortization of premiums (discounts) paid on .............................        (178,961)         118,893
              investment and mortgage backed and related securities
            Increase in deferred loan fees, net of amortization ..........................         283,958          155,724
            Amortization of premiums (accretion of discounts) on purchased loans .........          14,907              (81)
            Net (gain) loss on sale of real estate owned and .............................            --             (3,234)
              premises and equipment
            FHLB stock dividend ..........................................................        (144,100)        (124,300)
CHANGES IN ASSETS AND LIABILITIES
            Accrued interest receivable ..................................................      (1,444,935)        (364,002)
            Other assets .................................................................        (889,816)           8,185
            Accrued interest on savings deposits .........................................         (52,915)          43,416
            Accrued interest on borrowings ...............................................        (184,436)         167,002
            Pension liabilities ..........................................................          30,649           33,837
            Deferred federal and state income taxes ......................................          26,551        1,109,631
            Other liabilities ............................................................         961,422        1,825,964
                                                                                             -------------    -------------
Net cash provided by operating activities ................................................       2,147,583        5,698,540
                                                                                             -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
            Proceeds from maturity of investment securities ..............................      20,000,000       28,949,466
              held to maturity
            Proceeds from maturity of investment securities ..............................      21,680,000        2,000,000
              available for sale
            Principal repayments received on mortgage ....................................         397,097          243,197
               backed and related securities held to maturity
            Principal repayments received on mortgage ....................................       4,367,763        4,397,787
               backed and related securities available for sale
            Principal repayments received on loans .......................................      20,595,908       11,925,352
            Loan originations ............................................................     (40,940,648)     (27,146,345)
            Loans purchased ..............................................................      (1,900,000)            --
            Purchase of investment securities held .......................................            --        (28,930,495)
              to maturity
            Purchase of investment securities available ..................................      (3,753,870)      (3,413,607)
              for sale
            Purchase of mortgage backed and related ......................................      (5,035,162)      (5,151,261)
              securities available for sale
            Purchase of FHLB stock .......................................................            --         (2,776,200)
            Proceeds from sale of investment securities ..................................            --         16,080,419
              available for sale
            Proceeds from sale of mortgage backed and related ............................            --          4,710,359
              securities available for sale
            Proceeds from sale of real estate owned and ..................................            --             72,717
              premises and equipment
            Purchases of premises and equipment ..........................................        (197,791)         (10,094)
                                                                                             -------------    -------------
Net cash used in investing activities ....................................................      15,213,297          951,295
                                                                                             -------------    -------------


                                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    FOR THE THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                                           (Unaudited)
                                                                                        (continued)



CASH FLOWS FROM FINANCING ACTIVITIES
            Increase/(decrease) in deposit liabilities, net of withdrawals ...............     $ 4,816,157      $ 2,140,205
            Proceeds from FHLB advances ..................................................      45,000,000       89,000,000
            Repayments of FHLB advances ..................................................     (49,000,000)     (78,000,000)
            Proceeds from short term borrowings ..........................................      25,485,000        8,059,000
            Repayments of short term borrowings ..........................................     (26,517,500)     (14,965,900)
            Stock retirement .............................................................            --         (3,735,000)
            Advances from borrowers for tax and insurance ................................      (8,140,202)      (7,439,181)
            Dividends paid ...............................................................        (834,363)        (812,873)
                                                                                             -------------    -------------
Net cash provided by financing activities ................................................      (9,190,908)      (5,753,749)
                                                                                             -------------    -------------
Net (decrease) increase in cash and cash equivalents .....................................       8,169,972          896,086

Cash and cash equivalents at beginning of year ...........................................      32,043,196       16,179,633
                                                                                             -------------    -------------
Cash and cash equivalents at end of quarter ..............................................     $40,213,168      $17,075,719
                                                                                             =============    =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND INCOME
  TAXES PAID
            Interest paid ................................................................     $ 9,377,162      $ 6,705,650
            Income taxes paid ............................................................         415,000            5,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES

            Net change in unrealized gain on securities available for sale ...............         363,286          965,230




      See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of December 31, 1997, and September 30, 1997, the results of operations for the three months ended
December 31, 1997 and 1996 and the cash flows for the three months ended December 31, 1997 and 1996. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. ALLOWANCE FOR LOAN LOSSES


Activity in allowance for loan losses is summarized as follows:

                                  December 31,   September 30,
                                          1997            1997
                                 -------------   -------------
Balance, beginning of year ...   $   1,296,451   $     927,820
Charge-offs ..................            --            (1,369)
Additions ....................          75,000         370,000
                                 -------------   -------------

Balance, end of period .......   $   1,371,451   $   1,296,451
                                 =============   =============


3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 1997 consisted of seven short term advances totaling $55.0 million and six long term advances totaling $70.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof and cash on deposit with the FHLB.

Scheduled maturities of advances from the FHLB  were as follows:


                                                 December 31, 1997                               September 30, 1997
                                    ------------------------------------------        -----------------------------------------
                                                       Range of       Weighted                          Range of       Weighted
                                                       interest        average                          interest        average
                                         Amount           rates  interest rate             Amount          rates  interest rate
                                    -----------      ----------  -------------        -----------     ----------  -------------
Due within one year .............   $55,000,000      5.65%-5.80%          5.74%       $59,000,000     5.57%-6.70%          5.66%

After one but within ............    70,000,000      5.39%-5.99%          5.67%        70,000,000     5.39%-5.84%          5.59%
five years
                                    -----------                                       -----------
                                   $125,000,000                                      $129,000,000
                                    ===========                                      ============


4. SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totaled $16.0 million with interest rates of 5.75%. All of the agreements are due within 90 days.

5. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at December 31, 1997:

                                                                                        Categorized as "Well
                                                                                          Capitalized" Under
                                                                     For Capital           Prompt Corrective
                                                Actual         Adequacy Purposes            Action Provision
                                 ---------------------     ---------------------     -----------------------
                                       Amount    Ratio           Amount    Ratio             Amount    Ratio
                                 ------------   ------     ------------   ------     --------------   ------
Total Capital: ...............   $106,195,497     24.3%    $ 34,908,952      8.0%      $ 43,636,190     10.0%
 (To Risk Weighted Assets)
Tier I Capital: ..............    104,824,046     24.0%             N/A      N/A         26,181,714      6.0%
 (To Risk Weighted Assets)
Tier I Capital: ..............    104,824,046     11.4%      27,498,130      3.0%        45,830,218      5.0%
 (To Total Assets)
Tangible Capital: ............    104,824,046     11.4%      13,749,065      1.5%               N/A      N/A
 (To Tangible Assets)




6. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a reconciliation of the numerators and denominators of the basic and diluted EPS calculations:

                                           For the Quarter Ended December 31, 1997
                                           ---------------------------------------
                                                Income         Shares    Per Share
                                            (Numerator)  (Denominator)     Amount
                                           ------------  -------------   ---------
Basic EPS
Income available to ....................     $2,146,074      9,235,582      $ 0.23
 common stockholders                                                     =========

Effect of Dilutive Securities:
MRDP shares ............................           --           76,473
ESOP shares ............................           --           12,334
Stock options ..........................           --          391,705
                                           ------------  -------------
Diluted EPS:
Income available to common .............     $2,146,074      9,716,094      $ 0.22
stockholders + assumed
conversions
                                           ============  =============   =========

                                           For the Quarter Ended December 31, 1996
                                           ---------------------------------------
                                                Income         Shares    Per Share
                                            (Numerator)  (Denominator)     Amount
                                           ------------  -------------   ---------
Basic EPS
Income available to ....................     $1,913,087     10,239,751       $0.19
 common stockholders                                                     =========

Effect of Dilutive Securities:
MRDP shares ............................           --           23,495
ESOP shares ............................           --           12,334
Stock options ..........................           --          105,000
                                           ------------  -------------

Diluted EPS:
Income available to common .............     $1,913,087     10,380,580       $0.18
stockholders + assumed
conversions
                                           ============  =============   =========


7. BRANCH ACQUISITION

On March 5, 1997, the Company entered into a definitive agreement to purchase 25 branches from Wells Fargo Bank, N.A. The transaction closed as scheduled on July 18, 1997. The transaction was accounted for as a purchase under generally accepted accounting principles. The purchase included assumption of approximately $241.3 million in deposit liabilities and purchase of branch facilities and other assets of approximately $6.3 million. As a result of the transaction, the Company recorded $13.4 million in core deposit intangible which is being amortized over 8.1 years. The acquired branches are located in rural Oregon communities, extending the Association's market to 33 offices in 22 counties throughout the state.

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At December 31, 1997, the Company had total consolidated assets of $975.2 million and consolidated shareholders' equity of $147.0 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four- family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association also purchases Oregon-based commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate construction loans that meet our existing conservative underwriting standards outside of the current branch market areas.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's introduction of a variable rate home equity lending program that has an interest rate tied to the Wall Street Journal published prime rate with an additional margin of 2.0% and expansion of non-interest bearing checking accounts through the branch acquisition and new deposit products. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income tax expense. The Wells Fargo branch acquisition is contributing to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through thirty-three office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Year 2000 Compliance

Data processing for the Company is provided by a third party service bureau. Software purchased from a service bureau affiliate is used for applications such as accounts payable and fixed assets. As with other organizations, the data processing programs were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. The Company has established a committee to address "Year 2000" issues related to data processing. The service bureau has stated that all their processing will be Year 2000 compliant by the end of 1998, including the application software used for fixed assets and accounts payable. All personal computers ("PCs") and related software throughout the Company have been inventoried and non-compliant PCs have been identified. As of December 31, 1997, approximately 90% of the Company's PCs and software are Year 2000 compliant. The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

Branch Acquisition

The Association completed the purchase of 25 branches in rural Oregon communities from Wells Fargo Bank, N.A. on July 18, 1997. The transaction included purchase of approximately $241.3 million in deposits and purchase of branch facilities including buildings, improvements and furniture and fixtures with a book value of $2.0 million. This acquisition expanded the Association's primary market area to include 33 offices in 22 Oregon counties. In twelve of the locations, the newly acquired branch is the only financial institution in the community. The acquired offices are located in communities which are compatible with, and complement, the Association's current markets and philosophy. While no loans were acquired in the transaction, the addition of these branches creates new markets for the Association's lending products, including the expanded consumer and commercial product offerings.

The purchase of deposit liabilities increased total Association deposits by approximately $241.3 million and increased the number of deposit accounts from 40,000 to 82,000. Approximately 23,000 of the purchased accounts, $140.9 million, were demand deposits carrying a lower interest cost than the Association's previous deposit mix. As a result, the Association experienced a reduction in cost of funds. The acquisition also resulted in the recording of $13.4 million of core deposit intangible, which is being amortized over 8.1 years. The impact of the branch acquisition is evident in comparison of the quarters ended December 31, 1997 and 1996, as discussed under non-interest income and non-interest expense.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for years beginning after December 15, 1997. Reclassification of earlier financial statements for comparative purposes is required. In June 1997, the FASB also issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No.131 redefines how operating segments are determined and requires disclosure of certain financial and descriptive information about the Company's operating segments. This statement supercedes SFAS No. 14, "Financial Reporting for Segments of Business Enterprises." The new standard becomes effective for years beginning after December 15, 1997, and requires that comparative information from earlier periods be restated to conform to the requirements of this standard. The adoption of these statements is not expected to be material to the Company.

Changes in Financial Condition

At December 31, 1997, the consolidated assets of the Company totaled $975.2 million, a decrease of $4.9 million, or 0.50%, from $980.1 million at September 30, 1997. The decrease in total assets was primarily the result of a $4.0 million reduction in FHLB borrowings.

Net loans receivable increased by $21.8 million, or 3.97%, to $573.3 million at December 31, 1997, compared to $551.5 million at September 30, 1997. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $1.9 million in higher yielding loans on multi-family residential and commercial properties in Oregon during the quarter ended December 31, 1997.

Investment securities decreased $36.8 million, or 12.91%, from $284.8 million at September 30, 1997 to $248.0 million at December 31, 1997. The decrease was primarily the result of scheduled maturities of short term investments being rolled into higher earning new loan production as part of the Company's ongoing strategy to fund loan growth.

During the three months ended December 31, 1997, $4.8 million of principal payments were received on mortgage backed and related securities ("MBS") and $5.0 million in available for sale MBS were purchased, leaving the balance of MBS consistent from September 30, 1997 to December 31, 1997.

Deposit liabilities increased $4.8 million, or 0.71%, from $674.0 million at September 30, 1997 to $678.8 million at December 31, 1997. Management attributes the increase to the maintaining of competitive rates in our market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase. The increase in deposits has been experienced throughout the network of 32 branches.

Advances from borrowers for taxes and insurance decreased $8.1 million from September 30, 1997 to December 31, 1997. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loan receivable portfolio in December.

Advances from the FHLB of Seattle decreased $4.0 million, or 3.1%, from $129.0 million at September 30, 1997 to $125.0 million at December 31, 1997. Proceeds from maturities of investment securities were used to reduce the borrowings.

Total shareholders' equity increased $2.5 million, or 1.8%, from $144.5 million at September 30, 1997 to $147.0 million at December 31, 1997. This increase was primarily the result of $2.1 million in earnings for the first quarter, augmented by $363,286 in unrealized gains on securities available for sale during the three month period from September 30, 1997 to December 31, 1997.

Results of Operations

     Comparison of Three Months Ended December 31, 1997 and 1996

General. Net income increased $232,987, or 12.2%, from $1.9 million for the three months ended December 31, 1996 to $2.1 million for the three months ended December 31, 1997. This increase was primarily attributable to an increase in net interest income and non-interest income partially offset by increases in non-interest expense.

Interest Income. The $331.4 million increase in average interest earning assets contributed to an increase in interest income of $4.3 million, or 34.1%, for the three months ended December 31, 1997 compared to 1996. Of this increase, $1.8 million is attributable to additional loan income generated by an increase in loans receivable. The remaining increase in interest income of $2.8 million was a result of investing the $230 million proceeds of the acquisition in fixed rate U.S. Government and agency securities with maturities of less than five years, fixed and adjustable rate corporate securities, and overnight funds.

The $230 million increase in investments resulted in a decrease in the proportion of total interest income generated by loans. Because loans generate higher average yields than investments, the average yield on interest earning assets decreased 13 basis points to 7.30% for the three months ended December 31, 1997 compared to 7.43% for the same period ended December 31, 1996.

Interest Expense. Interest expense on deposit liabilities increased $2.1 million for the three months ended December 31, 1997 as compared to the same period in 1996. Although total deposits increased by $277.0 million comparing December 31, 1996 to 1997, the average interest paid on interest-bearing deposits decreased 55 basis points from 5.17% for the three months ended December 31, 1996 to 4.62% for the same period ended December 31, 1997. Both the increase in deposit balances and the decrease in the rate paid on deposits are primarily a result of the deposits acquired with the Wells Fargo branch acquisition which consisted of 17% non-interest bearing deposit accounts. The average balance of FHLB advances increased slightly from $109.9 million for the three months ended December 31, 1996 to $117.7 million for the same period ended December 31, 1997 resulting in an increase in interest on FHLB advances of $148,027 for the three months ended December 31, 1997 compared with the same period ended December 31, 1996.

Provision for Loan Losses. The provision for loan losses was $75,000 and there were no charge offs during the three months ended December 31, 1997 compared to a $30,000 provision and no charge offs during the three months ended December 31, 1996. The provision was increased in response to portfolio growth and continuing purchases of loans secured by multi-family residential property and commercial real estate, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages.

Non-Interest Income. Non-interest income increased $584,157, or 519.2%, to $696,667 for the three months ended December 31, 1997 from $112,510 for the three months ended December 31, 1996. The increase was primarily attributable to a $533,706 increase in fee income related to the increase in deposit accounts subject to service charges.

Non-Interest Expense. Non-interest expense increased $2.2 million, or 85.4%, to $4.8 million for the three months ended December 31, 1997, from $2.6 million in the comparable period in 1996. Of this increase, $900,566 was attributable to an increase in compensation and benefit expense in 1997, reflecting addition of staff related to the Wells Fargo acquisition and an increase in compensation expense for the ESOP due to increases in the average stock price. Occupancy expense increased from $168,771 for the quarter ended December 31, 1996 to $520,511 for the quarter ended December 31, 1997 due to the addition of the 25 acquired branches. These increases were partially offset by a $162,089 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997. The ratio of non-interest expense to average total assets was 1.98% and 1.52% for the three months ended December 31, 1997 and 1996, respectively.

Income Taxes. The provision for income taxes increased $154,025 for the three months ended December 31, 1997 compared with the prior year, primarily as a result of higher income for the quarter.

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


Item 6. Exhibits and Reports on Form 8-K

     a) Not applicable.

     b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLAMATH FIRST BANCORP, INC.

Date:    February 13, 1998                By:  /s/ Gerald V. Brown
                                          ------------------------------
                                          Gerald V. Brown, President and
                                          Chief Executive Officer


Date:    February 13, 1998                By: /s/ Marshall Jay Alexander
                                          ------------------------------
                                          Marshall Jay Alexander, Vice President
                                          and Chief Financial Officer