Form 10-Q
period 1998-03-31
KLAMATH FIRST BANCORP INC
filed 1998-05-15
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended March 31, 1998

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

     As of April 21, 1998, there were issued 10,429,534 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.     Financial Information
-------     ----------------------
Item 1.     Financial Statements                                         Page
                                                                        -------
            Consolidated Statements of Financial Condition
            (As of March 31, 1998 and September 30, 1997)                    3

            Consolidated Statements of Earnings (For the three months
            and six months ended March 31, 1998 and 1997)                    4

            Consolidated Statement of Shareholders' Equity
            (For the years ended September 30, 1997 and 1996 and for
            the six months ended March 31, 1998)                             5

            Consolidated Statements of Cash Flows (For the six
            months ended March 31, 1998 and 1997)                        6 - 7

            Notes to Consolidated Financial Statements                  8 - 10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11 - 15

Part II.    Other Information
--------    -------------------

Item 1.     Legal Proceedings                                               16

Item 2.     Changes in Securities                                           16

Item 3.     Defaults Upon Senior Securities                                 16

Item 4.     Submission of Matters to a Vote of Security Holders             16

Item 5.     Other Information                                               16

Item 6.     Exhibits and Reports on Form 8-K                                16

Signatures                                                                  17

                                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                        CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                          AS OF MARCH 31, 1998 AND SEPTEMBER 30, 1997
                                                         (Unaudited)


                                                                                March 31, 1998            September 30, 1997
ASSETS                                                                          --------------            ------------------
Cash and due from banks ..................................................        $ 20,277,001                  $ 24,503,768
Interest earning deposits with banks .....................................           3,528,842                     1,431,087
Federal funds sold and securities purchased under agreements to resell ...          20,015,585                     6,108,341
                                                                                  ------------                  ------------
   Total cash and cash equivalents .......................................          43,821,428                    32,043,196

Investment securities available for sale, at fair value
  (amortized cost: $229,962,044 and $261,869,234) ........................         230,882,894                   261,846,320
Investment securities held to maturity, at amortized cost (fair
  value: $3,077,695 and $22,968,997) .....................................           3,040,606                    22,937,314
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $65,354,606 and $64,097,246) ....................          65,835,322                    64,868,633
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $4,671,473 and $5,518,648) ...........................           4,631,161                     5,446,957
Loans receivable, net ....................................................         605,662,050                   551,463,590
Real estate owned ........................................................                --                            --
Premises and equipment, net ..............................................          11,741,097                    11,671,124
Stock in Federal Home Loan Bank of Seattle, at cost ......................           7,433,800                     7,150,400
Accrued interest receivable ..............................................           7,318,615                     7,626,164
Core deposit intangible ..................................................          12,257,356                    13,083,695
Other assets .............................................................           1,568,263                     1,940,655
                                                                                  ------------                  ------------
   Total assets ..........................................................        $994,192,592                  $980,078,048
                                                                                  ============                  ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ....................................................        $680,635,103                  $673,977,901
  Accrued interest on deposits ...........................................           1,092,917                     1,215,745
  Advances from borrowers for taxes and insurance ........................           3,709,521                     8,915,486
  Advances from Federal Home Loan Bank of Seattle ........................         139,500,000                   129,000,000
  Short term borrowings ..................................................          14,084,000                    17,077,500
  Accrued interest on borrowings .........................................             275,757                       512,716
  Pension liabilities ....................................................             790,438                       727,140
  Deferred federal and state income taxes ................................           2,093,883                     1,911,573
  Other liabilities ......................................................           2,761,381                     2,277,544
                                                                                  ------------                  ------------
    Total liabilities ....................................................         844,943,000                   835,615,605
                                                                                  ------------                  ------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued                 --                            --
  Common stock, $.01 par value, 35,000,000 shares authorized,
    March 31, 1998 -- 10,429,534 issued, 9,235,582 outstanding;
    September 30, 1997 -- 10,429,534 issued, 9,235,582 outstanding .......             104,295                       104,295
  Additional paid-in-capital .............................................          93,189,848                    92,601,639
  Retained earnings-substantially restricted .............................          67,507,156                    64,744,995
  Unearned shares issued to ESOP .........................................          (7,339,875)                   (7,829,200)
  Unearned shares issued to MRDP .........................................          (5,080,803)                   (5,623,340)
  Net unrealized gain on securities available for sale, net of tax .......             868,971                       464,054
                                                                                  ------------                  ------------
    Total shareholders' equity ...........................................         149,249,592                   144,462,443
                                                                                  ------------                  ------------
    Total liabilities and shareholders' equity ...........................        $994,192,592                  $980,078,048
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



                                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                              CONSOLIDATED STATEMENTS OF EARNINGS
                                                          (Unaudited)


                                                                  Three Months     Three Months       Six Months       Six Months
                                                                         Ended            Ended            Ended            Ended
                                                                     March 31,        March 31,        March 31,        March 31,
                                                                          1998             1997             1998             1997
                                                                --------------   --------------   --------------   --------------
INTEREST INCOME
   Loans receivable .........................................   $   12,062,942   $    9,866,855   $   23,479,371   $   19,473,185
   Mortgage backed and related securities ...................        1,080,062        1,125,772        2,187,810        2,395,039
   Investment securities ....................................        3,704,876        1,243,295        7,896,311        2,666,185
   Federal funds sold and securities purchased
      under agreements to resell ............................          191,311          164,090          339,960          448,344
   Interest earning deposits ................................          140,695            9,530          221,722           29,412
                                                                --------------   --------------   --------------   --------------
     Total interest income ..................................       17,179,886       12,409,542       34,125,174       25,012,165
                                                                --------------   --------------   --------------   --------------

 INTEREST EXPENSE
   Deposit liabilities ......................................        7,149,174        5,151,533       14,356,659       10,297,463
   Advances from FHLB of Seattle ............................        1,748,242        1,398,352        3,437,666        2,939,749
   Other ....................................................          225,546          247,984          514,975          476,726
                                                                --------------   --------------   --------------   --------------
     Total interest expense .................................        9,122,962        6,797,869       18,309,300       13,713,938
                                                                --------------   --------------   --------------   --------------
     Net interest income ....................................        8,056,924        5,611,673       15,815,874       11,298,227

 Provision for loan losses ..................................           91,000          240,000          166,000          270,000

                                                                --------------   --------------   --------------   --------------
     Net interest income after provision for
       loan losses ..........................................        7,965,924        5,371,673       15,649,874       11,028,227
                                                                --------------   --------------   --------------   --------------

 NON-INTEREST INCOME
   Fees and service charges .................................          550,136           76,812        1,155,500          148,470
   Gain on sale of investments ..............................             --               --               --              2,143
   Gain on sale of real estate owned ........................             --              1,649             --             27,946
   Other income .............................................           26,359           23,275          117,662           35,687
                                                                --------------   --------------   --------------   --------------
     Total non-interest income ..............................          576,495          101,736        1,273,162          214,246
                                                                --------------   --------------   --------------   --------------
 NON-INTEREST EXPENSE
 Compensation, employee benefits and related expense ........        2,417,806        1,652,645        4,897,339        3,231,612
   Occupancy expense ........................................          515,859          173,144        1,036,370          341,915
   Data processing expense ..................................          241,186           94,932          473,698          216,011
   Insurance premium expense ................................          105,859           15,678          173,199          245,107
   Loss on sale of investments ..............................             --               --               --             14,530
   Amortization of core deposit intangible ..................          413,169             --            826,338             --
   Other expense ............................................        1,194,041          505,966        2,309,452          997,125
                                                                --------------   --------------   --------------   --------------
     Total non-interest expense .............................        4,887,920        2,442,365        9,716,396        5,046,300
                                                                --------------   --------------   --------------   --------------

 Earnings before income taxes ...............................        3,654,499        3,031,044        7,206,640        6,196,173

 Provision for income tax ...................................        1,446,726          549,767        2,852,793        1,801,809
                                                                --------------   --------------   --------------   --------------

 Net earnings ...............................................   $    2,207,773   $    2,481,277   $    4,353,847   $    4,394,364
                                                                ==============   ==============   ==============   ==============

 Basic earnings per share ...................................           $ 0.24           $ 0.27           $ 0.47           $ 0.45
 Earnings per share - assuming full dilution ................           $ 0.23           $ 0.26           $ 0.45           $ 0.44
 Weighted average number of shares outstanding ..............        9,235,582        9,226,876        9,235,582        9,738,879
 Weighted average number of shares - assuming full dilution..        9,754,449        9,508,260        9,735,524        9,952,218


     See notes to consolidated financial statements.



                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                       FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997 AND THE SIX MONTHS ENDED MARCH 31, 1998
                                                             (Unaudited)



                                                                                   Unearned     Unearned   Unrealized
                                   Common   Common    Additional                   Unearned       shares   gain (loss)        Total
                                    Stock    Stock       paid-in     Retained   ESOP shares    issued to           on  shareholders'
                                   Shares   Amount       capital     earnings       at cost    MRDP Trust  securities        equity
                               ---------- --------  ------------  -----------   ----------- -------------  ----------  ------------
Balance at October 1, 1995 ..  11,254,475 $122,331  $119,230,653  $55,811,362   $(9,786,500)        $--     $(692,781) $164,685,065

Cash dividends ..............        --       --            --     (2,838,680)         --            --          --      (2,838,680)


ESOP contribution ...........      97,865     --         417,652         --         978,650          --          --       1,396,302

Unrealized loss on securities
  available for sale ........        --       --            --           --            --            --      (355,206)     (355,206)

Unearned shares issued to MRDP
  Trust .....................    (489,325)    --            --           --            --      (6,694,470)       --      (6,694,470)

Stock repurchased and  retired   (620,655)  (6,207)   (8,885,627)        --            --            --          --      (8,891,834)

Net earnings ................        --       --            --      6,109,797          --            --          --       6,109,797
                               ----------  -------   -----------   ----------    ----------    ----------   ---------   -----------
Balance at September 30, 1996  10,242,360  116,124   110,762,678   59,082,479    (8,807,850)   (6,694,470) (1,047,987)  153,410,974

Cash dividends ..............        --       --            --     (2,895,234)         --            --          --      (2,895,234)

Unrealized gain on securities
  available for sale ........        --       --            --           --            --            --     1,512,041     1,512,041

Stock repurchased and retired  (1,182,936) (11,829)  (18,866,299)        --            --            --          --     (18,878,128)

ESOP contribution ...........      97,865     --         705,260         --         978,650          --          --       1,683,910

MRDP contribution ...........      78,293     --            --           --            --       1,071,130        --       1,071,130

Net earnings ................        --       --            --      8,557,750          --            --          --       8,557,750
                               ----------  -------   -----------   ----------    ----------    ----------   ---------   -----------
Balance at September 30, 1997   9,235,582  104,295    92,601,639   64,744,995    (7,829,200)   (5,623,340)    464,054   144,462,443

Cash dividends ..............        --       --            --     (1,591,686)         --            --          --      (1,591,686)

Unrealized gain on securities
  available for sale ........        --       --            --           --            --            --       404,917       404,917

ESOP contribution ...........        --       --         588,209         --         489,325          --          --       1,077,534

MRDP contribution ...........        --       --            --           --            --         542,537        --         542,537

Net earnings ................        --       --            --      4,353,847          --            --          --       4,353,847
                               ----------  -------   -----------   ----------    ----------    ----------   ---------   -----------
Balance at March 31, 1998 ...   9,235,582 $104,295   $93,189,848  $67,507,156   $(7,339,875)  $(5,080,803)  $ 868,971  $149,249,592
                               ==========  =======   ===========   ==========    ==========    ==========   =========   ===========

      See notes to consolidated financial statements.


                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                                             (Unaudited)


                                                                              Six Months Ended              Six Months Ended
                                                                                     March 31,                     March 31,
                                                                                          1998                          1997
                                                                                  ------------                   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings .........................................................        $  4,353,847                   $ 4,394,364

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization ........................................           1,398,475                       179,994
    Provision for loan losses ............................................             166,000                       270,000
    Compensation expense related to ESOP benefit .........................           1,077,534                       758,298
    Compensation expense related to MRDP Trust ...........................             542,537                       669,448
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities ..............            (200,526)                      275,611
    Increase in deferred loan fees, net of amortization ..................             568,818                       343,334
    Accretion of discounts on purchased loans ............................              10,790                          (163)
    Net (gain) loss on sale of real estate owned and
      premises and equipment .............................................                --                          (3,234)
    Net (gain) loss on sale of investment and mortgage
      backed and related securities ......................................                --                          12,387
    FHLB stock dividend ..................................................            (283,400)                     (244,600)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable ..........................................             307,549                         1,126
    Other assets .........................................................             292,392                    (1,840,609)
    Accrued interest on deposit liabilities ..............................            (122,828)                      149,670
    Accrued interest on borrowings .......................................            (236,959)                      275,618
    Pension liabilities ..................................................              63,298                        67,674
    Deferred federal and state income taxes ..............................             (65,865)                      511,220
    Other liabilities ....................................................             560,871                    (1,707,253)
                                                                                  ------------                  ------------
Net cash provided by operating activities ................................           8,432,533                     4,112,885
                                                                                  ------------                  ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ...................................................          20,000,000                    28,949,466
    Proceeds from maturity of investment securities
      available for sale .................................................          53,680,000                     2,000,000
    Principal repayments received on mortgage
       backed and related securities held to maturity ....................             802,454                       561,983
    Principal repayments received on mortgage
       backed and related securities available for sale ..................           8,691,824                    10,026,846

    Principal repayments received on loans ...............................          50,064,627                    24,836,041
    Loan originations ....................................................        (101,113,902)                  (60,250,348)
    Loans purchased ......................................................          (3,894,787)                         --
    Purchase of investment securities held
      to maturity ........................................................                --                     (28,930,495)
    Purchase of investment securities available
      for sale ...........................................................         (21,570,845)                   (3,413,607)
    Purchase of mortgage backed and related
      securities available for sale ......................................         (10,040,575)                   (5,151,261)
    Purchase of FHLB stock ...............................................                --                      (2,776,200)
    Proceeds from sale of FHLB stock .....................................                --                       2,425,900
    Proceeds from sale of investment securities
      available for sale .................................................                --                      16,066,044
    Proceeds from sale of mortgage backed and related
      securities available for sale ......................................                --                       4,712,347
    Proceeds from sale of real estate owned and
      premises and equipment .............................................                --                          72,717
    Purchases of premises and equipment ..................................            (562,109)                     (482,284)
                                                                                  ------------                  ------------
Net cash used in investing activities ....................................          (3,943,313)                  (11,352,851)
                                                                                  ------------                  ------------




                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                                             (Unaudited)
                                                             (Continued)

                                                                              Six Months Ended              Six Months Ended
                                                                                     March 31,                     March 31,
                                                                                          1998                          1997
                                                                                  ------------                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposit liabilities
     deposits, net of withdrawals ........................................        $  6,657,202                  $ 15,158,195
    Proceeds from FHLB advances ..........................................          79,000,000                    93,000,000
    Repayments of FHLB advances ..........................................         (68,500,000)                  (82,000,000)
    Proceeds from short term borrowings ..................................          54,104,000                    26,780,250
    Repayments of short term borrowings ..................................         (57,097,500)                  (22,963,400)
    Stock retirement .....................................................                --                     (18,501,280)
    Advances from borrowers for tax and insurance ........................          (5,205,965)                   (4,608,987)
    Dividends paid .......................................................          (1,668,725)                   (1,625,746)
                                                                                  ------------                  ------------
Net cash provided by financing activities ................................           7,289,012                     5,239,032
                                                                                  ------------                  ------------
Net (decrease) increase in cash and cash
  equivalents ............................................................          11,778,232                    (2,000,934)

Cash and cash equivalents at beginning
  of period ..............................................................          32,043,196                    16,179,633
                                                                                  ------------                  ------------
Cash and cash equivalents at end of period ...............................        $ 43,821,428                  $ 14,178,699
                                                                                  ============                  ============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid ........................................................        $ 18,669,088                  $ 13,288,649
    Income taxes paid ....................................................           2,724,000                       893,500

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain on securities
      available for sale .................................................        $    404,917                  $    427,825
    Dividends declared and accrued in other
      liabilities ........................................................             886,510                       783,842













    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 1998, the results of operations for the three and six months ended March 31, 1998 and 1997, and the cash flows for the six months ended March 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. ALLOWANCE FOR LOAN LOSSES



Activity in allowance for loan losses is summarized as follows:

                                             March 31,    September 30,
                                                  1998             1997
Balance, beginning of year .............   $ 1,296,451      $   927,820
Charge-offs ............................          --             (1,369)
Additions ..............................       166,000          370,000
                                           -----------      -----------
Balance, end of period .................   $ 1,462,451      $ 1,296,451
                                           ===========      ===========


3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1998 consisted of ten short term advances totaling $85.0 million and five long term advances totaling $54.5 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S.
Government and agencies thereof and cash on deposit with the FHLB.

Scheduled maturities of advances from the FHLB were as follows:



                                              March 31, 1998                             September 30, 1997
                                  -----------   ----------    -------------    -----------   ----------   -------------
                                                Range of         Weighted                    Range of        Weighted
                                                 interest          average                    interest         average
                                      Amount        rates    interest rate         Amount        rates   interest rate
                                 -----------   ----------    -------------    -----------   ----------   -------------
Due within one year ..........   $54,500,000   5.53%-5.83%            5.64%   $59,000,000   5.57%-6.70%           5.66%

After one but within
five years ...................    85,000,000   5.06%-5.74%            5.46%    70,000,000   5.39%-5.84%           5.59%
                                 -----------                                  -----------
                                $139,500,000                                 $129,000,000
                                 ===========                                  ===========



4. SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totaled $14.1 million with an interest rate of 5.70%. All of the agreements are due within 60 days.

5. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 1998:

                                                                                  Categorized as "Well
                                                             For Capital            Capitalized" Under
                                                                Adequacy             Prompt Corrective
                                    Actual                      Purposes              Action Provision
                                ----------  -----           ------------  -----           ------------  -----
                                    Amount  Ratio                 Amount  Ratio                 Amount  Ratio
As of March 31, 1998:
 Total Capital: ...........   $105,189,285   22.9%          $ 36,808,088    8.0%          $ 46,010,110   10.0%
  (To Risk Weighted Assets)
 Tier I Capital: ..........    103,726,834   22.5%                   N/A    N/A             27,606,066    6.0%
  (To Risk Weighted Assets)
 Tier I Capital: ..........    103,726,834   11.1%            28,149,116    3.0%            46,915,193    5.0%
  (To Total Assets)
 Tangible Capital: ........    103,726,834   11.1%            14,074,558    1.5%                   N/A    N/A
  (To Tangible Assets)


6. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which was adopted by the Company as of December 31, 1997. EPS for all prior periods have been restated to reflect the adoption. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release, shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.



                                                                  For the Six Months Ended
                                                           March 31, 1998              March 31, 1997
                                                          ---------------             ---------------
Effect of Dilutive Securities on Number of Shares
(Denominator):
MRDP shares ...........................................            80,652                      40,660
ESOP shares ...........................................            24,399                      24,399
Stock options .........................................           394,891                     148,280
                                                          ---------------             ---------------
Total Dilutive Securities .............................           499,942                     213,339
                                                          ===============             ===============

                                                                  For the Three Months Ended
                                                           March 31, 1998              March 31, 1997
                                                          ---------------             ---------------
Effect of Dilutive Securities on Number of Shares
(Denominator):
MRDP shares ...........................................            84,806                      56,381
ESOP shares ...........................................            36,733                      36,733
Stock options .........................................           397,328                     188,270
                                                          ---------------             ---------------
Total Dilutive Securities .............................           518,867                     281,384
                                                          ===============             ===============

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

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

9. SUBSEQUENT EVENT

On April 21, 1998, the Company announced a 5% stock repurchase program. The repurchase program has received regulatory approval and allows for the purchase of 521,477 of the Company's outstanding shares. The shares will be purchased at prevailing market prices from time to time depending on market conditions. The repurchase, which began after Friday, April 24, 1998, is anticipated to end by September 30, 1998.

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At March 31, 1998, the Company had total consolidated assets of $994.2 million and consolidated shareholders' equity of $149.2 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association also purchases Oregon-based commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate mortgage loans that meet our existing conservative underwriting standards outside of the current branch market areas.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's introduction of a variable rate home equity lending program that has an interest rate tied to the Wall Street Journal published prime rate with an additional margin of 2.0% and expansion of non-interest bearing checking accounts through the branch acquisition and new deposit products. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, core deposit premium amortization, and miscellaneous other expenses, as well as federal and state income tax expense. The Wells Fargo branch acquisition is contributing to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

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

Year 2000 Compliance

As with other organizations, the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields will not work properly with dates beyond 1999. Early in 1997 the Company established a committee to address "Year 2000" issues related to data processing. The committee has chosen to use the Office of Thrift Supervision Year 2000 Checklist as a guide for Year 2000 preparation. The committee is also using a Year 2000 Internal Assessment checklist provided by Sheshunoff Information Systems, Inc. to complement the OTS checklist. Data processing for the Company is provided by a third party service bureau. Software purchased from a service bureau affiliate is used for applications such as accounts payable, investment portfolio accounting, and fixed assets. The service bureau has stated that all their processing, including application software used for fixed assets, accounts payable, and investment portfolio accounting, will be Year 2000 capable by June 30,1998. Both the Company and the service bureau will then commence testing procedures.

All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capability. The company is using two testing methods for certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year 2000. As of March 31, 1998, over 90% of the Company's PCs and software are Year 2000 compatible. Those PCs identified as non-Year 2000 compatible will be replaced by the end of 1998. The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year.

Branch Acquisition

The Association completed the purchase of 25 branches in rural Oregon communities from Wells Fargo Bank, N.A. on July 18, 1997. The transaction included purchase of approximately $241.3 million in deposits and purchase of branch facilities including buildings, improvements and furniture and fixtures with a book value of $2.0 million. This acquisition expanded the Association's market area to include 32 branches and one loan center in 22 Oregon counties. In twelve of the locations, the newly acquired branch is the only financial institution in the community. The acquired offices are located in communities which are compatible with, and complement, the Association's current markets and philosophy. While no loans were acquired in the transaction, the addition of these branches creates new markets for the Association's lending products, including the expanded consumer and commercial product offerings. Based on the latest branch profitability analysis, all the branches are now profitable.

The purchase of deposit liabilities increased total Association deposits by approximately $241.3 million and increased the number of deposit accounts from 40,000 to 82,000. Approximately 23,000 of the purchased accounts, $140.9 million, were demand deposits carrying a lower interest cost than the Association's previous deposit mix. As a result the Association experienced a reduction in cost of funds. The acquisition also resulted in the recording of $13.4 million of core deposit intangible, which is being amortized over 8.1 years. The impact of the branch acquisition is evident in comparison of the results of operations for the three and six months ended March 31, 1998 and 1997, as discussed under non-interest income and non-interest expense.

Changes in Financial Condition

At March 31, 1998, the consolidated assets of the Company totaled $994.2 million, an increase of $14.1 million, or 1.44%, from $980.1 million at September 30, 1997. The increase in total assets was primarily the result of loan growth which was funded by maturities of investments and additional borrowing from the FHLB of Seattle.

Net loans receivable increased by $54.2 million, or 9.83%, to $605.7 million at March 31, 1998, compared to $551.5 million at September 30, 1997. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $5.1 million in higher yielding loans on multi-family residential and commercial properties in Oregon during the six months ended March 31, 1998.

Investment securities decreased $50.9 million, or 17.86%, from $284.8 million at September 30, 1997 to $233.9 million at March 31, 1998. This decrease was the result of scheduled maturities plus $40.2 million in securities called. A call provision grants the issuer of a security the option of buying back all or part of the issue prior to maturity.

During the six months ended March 31, 1998, $9.5 million of principal payments were received on mortgage backed and related securities ("MBS") and $10.0 million in available for sale MBS were purchased, leaving the balance of MBS consistent from September 30, 1997 to March 31, 1998.

Deposit liabilities increased $6.6 million, or 0.99%, from $674.0 million at September 30, 1997 to $680.6 million at March 31, 1998. Management attributes the increase to the maintaining of competitive rates in our market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase. The increase in deposits has been experienced throughout the network of 32 branches.

Advances from borrowers for taxes and insurance decreased $5.2 million from September 30, 1997 to March 31, 1998. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loan receivable portfolio in December partially offset by collection of taxes from borrowers.

Advances from the FHLB of Seattle increased $10.5 million, or 8.14%, from $129.0 million at September 30, 1997 to $139.5 million at March 31, 1998. Proceeds from borrowings were used to fund loan originations.

Total shareholders' equity increased $4.7 million, or 3.31%, from $144.5 million at September 30, 1997 to $149.2 million at March 31, 1998. This increase was the combined result of $4.4 million in earnings for the year to date, augmented by $405,917 in unrealized gains on securities available for sale during the six month period from September 30, 1997 to March 31, 1998.

Results of Operations

     Comparison of Six Months Ended March 31, 1998 and 1997

General. Income before taxes increased $1.0 million, or 16.3%, from $6.2 million for the six months ended March 31, 1997 to $7.2 million for the same period ended March 31, 1998. Due to an increase in the effective tax rate from 29.1% for the six months ended March 31, 1997 to 39.6% for the six months ended March 31, 1998, net income remained consistent at $4.4 million for the comparable six month periods. See further discussion under "Income Taxes." Increases in net interest income and non-interest income were partially offset by increases in non-interest expense.

Interest Income. Additional interest income generated by the $256.3 million increase in average interest earning assets contributed to an increase of $9.1 million in interest income for the six months ended March 31, 1998 compared to 1997. Of this increase, $5.2 million is attributable to increased interest income on investment securities and $4.0 million to increased income on loans receivable, partially offset by a decrease in interest income on mortgage backed and related securities. The average yield on interest earning assets decreased 9 basis points to 7.35% for the six months ended March 31, 1998 compared to 7.44% for the same period ended March 31, 1997. Average yield decreased because investments, which have a lower yield than loans, represented a larger proportion of earning assets for the six months ended March 31, 1998 than for the same period ended March 31, 1997. Investments increased as a proportion of earning assets after proceeds from the branch acquisition were invested in securities until the funds can be rolled into loans. Changes in the yield curve during the last year, which has shifted downward more than 100 basis points at the long end and has flattened at the short end, also contributed to the decrease in yield on earning assets. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.22% to 2.58% and interest rate margin (net interest income divided by average interest earning assets) improved from 3.36% to 3.40% comparing the six month periods.

Interest Expense. Interest expense on deposit liabilities increased $4.0 million for the six months ended March 31, 1998 compared to the same period in 1997 due to deposit balances added through the branch acquisition. Although total deposits increased by $265.8 million comparing March 31, 1997 to 1998, the average interest paid on interest-bearing deposits decreased 56 basis points from 5.10% for the six months ended March 31, 1997 to 4.54% for the same period ended March 31, 1998. Both the increase in deposit balances and the decrease in the rate paid on deposits are primarily a result of the deposits acquired with the Wells Fargo branch acquisition which consisted of 17% non-interest bearing deposit accounts. The average balance of FHLB advances increased from $105.5 million for the six months ended March 31, 1997 to $120.8 million for the same period ended March 31, 1998 resulting in an increase in interest on FHLB advances of $497,917 for the six months ended March 31, 1998 compared with the same period ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses was $166,000 and there were no charge offs during the six months ended March 31, 1998 compared to a $270,000 provision and no charge offs during the six months ended March 31, 1997. During the quarter ended March 31, 1997, the provision was increased in response to portfolio growth and purchases of loans secured by multi-family residential property and commercial real estate, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. The Association continues to add to the provision as the loan portfolio grows, but has experienced no increases in delinquencies or problem loans.

Non-Interest Income. Non-interest income increased $1.1 million, or 494.3%, to $1.3 million for the six months ended March 31, 1998 from $214,246 for the six months ended March 31, 1997. The increase was attributable to increases in fee income related to the increase in deposit accounts subject to service charges.

Non-Interest Expense. Non-interest expense increased $4.7 million, or 92.5%, to $9.7 million for the six months ended March 31, 1998, from $5.0 million for the comparable period in 1997. Of this increase, $1.7 million was attributable to an increase in compensation and benefit expense in 1998, reflecting addition of staff related to the Wells Fargo acquisition and an increase in compensation expense for the ESOP due to increases in the average stock price. Occupancy expense increased from $341,915 for the six months ended March 31, 1997 to $1,036,370 for the six months ended March 31, 1998 due to the addition of the 25 acquired branches. The branch acquisition also impacted other expense which increased $1.3 million for the six months ended March 31, 1998 from the same period of 1997. Increases were primarily seen in postage and courier, telephone, and supply expenses which were up $354,000 year to date. Expansion of checking accounts and their related servicing, debit card service, and ATM machines and card servicing resulted in a $473,000 increase in the related expenses which are also included in other expense. These increases were partially offset by a $71,908 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997. The ratio of non-interest expense to average total assets was 1.99% and 1.48% for the six months ended March 31, 1998 and 1997, respectively.

Income Taxes. The provision for income taxes increased $1.1 million for the six months ended March 31, 1998 compared with the prior year. During the quarter ended March 31, 1997, the Company recognized a tax benefit of $648,837 related to loss on sale of the U.S. federal securities bond fund in the fiscal year ended September 30, 1996. Recognition of the benefit reduced the effective tax rate for the six months ended March 31, 1997.

     Comparison of Three Months Ended March 31, 1998 and 1997

General. Earnings before taxes increased $623,455, or 20.6%, from $3.0 million for the quarter ended March 31, 1997 to $3.7 million for this quarter 1998. Net income decreased $273,504, or 11.0%, from $2.5 million for the three months ended March 31, 1997 to $2.2 million for the three months ended March 31, 1998. Increases in net interest income and non-interest income were partially offset by increases in non-interest expense. These changes are all resultant from the branch acquisition in July 1997 which doubled the number of employees and tripled the number of branches for the Association. Also, net earnings for the three months ended March 31, 1997 included a reduced income tax expense reflecting the recognition of a one time tax benefit.

Interest Income. Additional interest income generated by the $263.2 million increase in average interest earning assets contributed to an increase of $4.8 million in interest income for the three months ended March 31, 1998 compared to 1997. Of this increase, $2.5 million is attributable to increased interest income on investment securities and $2.2 million to increased income on loans receivable. The average yield on interest earning assets decreased 6 basis points to 7.39% for the three months ended March 31, 1998 compared to 7.45% for the same period ended March 31, 1997. Average yield decreased for the reasons noted previously, because investments, which have a lower yield than loans, represented a larger proportion of earning assets for the three months ended March 31, 1998 than for the same period ended March 31, 1997 and overall yields are lower due to the downward shift in the yield curve. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.28% to 2.67% and interest rate margin (net interest income divided by average interest earning assets) improved from 3.37% to 3.47% comparing the three month periods.

Interest Expense. Interest expense on deposit liabilities increased $2.0 million for the three months ended March 31, 1998 compared to the same period in 1997. Although total deposits increased by $265.8 million comparing March 31, 1997 to 1998, the average interest paid on interest-bearing deposits decreased 54 basis points from 5.07% for the three months ended March 31, 1997 to 4.53% for the same period ended March 31, 1998. Both the increase in deposit balances and the decrease in the rate paid on deposits are primarily a result of the deposits acquired with the Wells Fargo branch acquisition which consisted of 17% non-interest bearing deposit accounts. The average balance of FHLB advances increased from $101.0 million for the three months ended March 31, 1997 to $123.9 million for the same period ended March 31, 1998 resulting in an increase in interest on FHLB advances of $349,890 for the three months ended March 31, 1998 compared with the same period ended March 31, 1997.

Provision for Loan Losses. The provision for loan losses was $91,000 and there were no charge offs during the three months ended March 31, 1998 compared to a $240,000 provision and no charge offs during the three months ended March 31, 1997. During the quarter ended March 31, 1997, the provision was increased in response to portfolio growth and purchases of loans secured by multi-family residential property and commercial real estate, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages.

Non-Interest Income. Non-interest income increased $474,759, or 466.7%, to $576,495 for the three months ended March 31, 1998 from $101,736 for the three months ended March 31, 1997. The increase was primarily attributable to a $473,324 increase in fee income related to the increase in deposit accounts subject to service charges.

Non-Interest Expense. Non-interest expense increased $2.5 million, or 100.1%, to $4.9 million for the three months ended March 31, 1998, from $2.4 million for the comparable period in 1997. Of this increase, $765,161 was attributable to an increase in compensation and benefit expense in 1998, reflecting addition of staff related to the Wells Fargo acquisition and an increase in compensation expense for the ESOP due to increases in the average stock price. Occupancy expense increased from $173,144 for the three months ended March 31, 1997 to $515,859 for the three months ended March 31, 1998 due to the addition of the 25 acquired branches. Other expense increased $688,075 from $505,966 for the three months ended March 31, 1997 to $1.2 million for the same period ended March 31, 1998. Again, the impact of the branch acquisition is apparent with postage and courier, telephone, and supply expenses increasing $183,187 and expenses related to ATMs, debit cards, and checking accounts increasing $211,448. The ratio of non-interest expense to average total assets was 2.00% and 1.45% for the three months ended March 31, 1998 and 1997, respectively.

Income Taxes. The provision for income taxes increased $896,959 for the three months ended March 31, 1998 compared with the prior year. During the quarter ended March 31, 1997, the Company recognized a tax benefit of $648,837 related to loss on sale of the U.S. federal securities bond fund in the fiscal year ended September 30, 1996. Recognition of the benefit reduced the effective tax rate for the three months ended March 31, 1997.

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


Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        KLAMATH FIRST BANCORP, INC.

Date: May 14, 1998                 By: /s/ Gerald V. Brown
                                   ---------------------------
                                   Gerald V. Brown, President and
                                   Chief Executive Officer


Date: May 14, 1998                 By: /s/ Marshall Jay Alexander
                                   ---------------------------
                                   Marshall Jay Alexander, Vice President
                                   and Chief Financial Officer