Form 10-Q
period 1998-06-30
KLAMATH FIRST BANCORP INC
filed 1998-08-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended June 30, 1998

                                             OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                              Commission File Number: 0-26556

                              KLAMATH FIRST BANCORP, INC.
                   (Exact name of registrant as specified in its charter)

         Oregon                                                     93-1180440
(State or other jurisdiction of incorporation                  (I.R.S. Employer
or organization)                                          Identification Number)

540 Main Street, Klamath Falls, Oregon                                    97601
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:              (541) 882-3444

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

     As of July 22, 1998, there were issued 9,916,766 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.     Financial Information
-------     ----------------------
Item 1.     Financial Statements                                         Page
                                                                        -------
            Consolidated Statements of Financial Condition
            (As of June 30, 1998 and September 30, 1997)                     3

            Consolidated Statements of Earnings (For the three months
            and nine months ended June 30, 1998 and 1997)                    4

            Consolidated Statement of Shareholders' Equity
            (For the years ended September 30, 1997 and 1996 and for
            the nine months ended June 30, 1998)                             5

            Consolidated Statements of Cash Flows (For the nine
            months ended June 30, 1998 and 1997)                         6 - 7

            Notes to Consolidated Financial Statements                  8 - 10

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        11 - 15

Part II.    Other Information
--------    -------------------

Item 1.     Legal Proceedings                                               16

Item 2.     Changes in Securities                                           16

Item 3.     Defaults Upon Senior Securities                                 16

Item 4.     Submission of Matters to a Vote of Security Holders             16

Item 5.     Other Information                                               16

Item 6.     Exhibits and Reports on Form 8-K                                16

Signatures                                                                  17


                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             AS OF JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                             (Unaudited)



                                                                              June 30, 1998     September 30, 1997
ASSETS                                                                      ---------------        ---------------

Cash and due from banks .................................................   $    22,003,622        $    24,503,768
Interest earning deposits with banks ....................................         7,575,691              1,431,087
Federal funds sold and securities purchased under agreements to resell ..        20,918,913              6,108,341
                                                                            ---------------        ---------------
   Total cash and cash equivalents ......................................        50,498,226             32,043,196

Investment securities available for sale, at fair value
  (amortized cost: $217,827,959 and $261,869,234) .......................       219,190,532            261,846,320
Investment securities held to maturity, at amortized cost (fair
  value: $3,076,288 and $22,968,997) ....................................         3,039,654             22,937,314
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $47,281,107 and $64,097,246) ...................        47,681,455             64,868,633
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $4,111,904 and $5,518,648) ..........................         4,079,097              5,446,957
Loans receivable, net ...................................................       640,759,774            551,463,590
Real estate owned .......................................................              --                     --
Premises and equipment, net .............................................        12,206,220             11,671,124
Stock in Federal Home Loan Bank of Seattle, at cost .....................         8,910,700              7,150,400
Accrued interest receivable .............................................         8,636,943              7,626,164
Core deposit intangible .................................................        11,844,187             13,083,695
Other assets ............................................................         1,841,479              1,940,655
                                                                            ---------------        ---------------
   Total assets .........................................................   $ 1,008,688,267        $   980,078,048
                                                                            ===============        ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $   679,263,285        $   673,977,901
  Accrued interest on deposits ..........................................         1,185,124              1,215,745
  Advances from borrowers for taxes and insurance .......................         6,663,561              8,915,486
  Advances from Federal Home Loan Bank of Seattle .......................       160,000,000            129,000,000
  Short term borrowings .................................................        14,025,000             17,077,500
  Accrued interest on borrowings ........................................           293,485                512,716
  Pension liabilities ...................................................           823,087                727,140
  Deferred federal and state income taxes ...............................         2,334,273              1,911,573
  Other liabilities .....................................................         3,063,004              2,277,544
                                                                            ---------------        ---------------
    Total liabilities ...................................................       867,650,819            835,615,605
                                                                            ---------------        ---------------

SHAREHOLDERS' EQUITY
  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                     --
  Common stock, $.01 par value, 35,000,000 shares authorized,
    June 30, 1998 -- 9,916,766 issued, 8,801,107 outstanding;
    September 30, 1997 -- 10,429,534 issued, 9,235,582 outstanding ......            99,168                104,295
  Additional paid-in-capital ............................................        82,305,875             92,601,639
  Retained earnings-substantially restricted ............................        69,175,655             64,744,995
  Unearned shares issued to ESOP ........................................        (7,095,212)            (7,829,200)
  Unearned shares issued to MRDP ........................................        (4,541,048)            (5,623,340)
  Net unrealized gain on securities available for sale, net of tax ......         1,093,010                464,054
                                                                            ---------------        ---------------
    Total shareholders' equity ..........................................       141,037,448            144,462,443
                                                                            ---------------        ---------------
    Total liabilities and shareholders' equity ..........................   $ 1,008,688,267        $   980,078,048
                                                                            ===============        ===============



      See notes to consolidated financial statements.



                                                                KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                                    CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                (Unaudited)




                                                               Three Months     Three Months      Nine Months      Nine Months
                                                                      Ended            Ended            Ended            Ended
                                                                   June 30,         June 30,         June 30,         June 30,
                                                                       1998             1997             1998             1997
                                                             --------------   --------------   --------------   --------------
INTEREST INCOME
  Loans receivable .......................................   $   12,805,756   $   10,421,417   $   36,285,128   $   29,894,602
  Mortgage backed and related securities .................          815,350        1,163,693        3,003,161        3,558,732
  Investment securities ..................................        3,610,547        1,318,728       11,506,858        3,984,913
  Federal funds sold and securities purchased
     under agreements to resell ..........................          223,879          158,120          563,839          606,464
  Interest earning deposits ..............................          254,666           19,251          476,387           48,663
                                                             --------------   --------------   --------------   --------------
    Total interest income ................................       17,710,198       13,081,209       51,835,373       38,093,374
                                                             --------------   --------------   --------------   --------------

INTEREST EXPENSE
  Deposit liabilities ....................................        7,261,297        5,367,615       21,617,957       15,665,078
  Advances from FHLB of Seattle ..........................        2,210,515        1,629,471        5,648,181        4,569,220
  Other ..................................................          238,422          306,714          753,397          783,440
                                                             --------------   --------------   --------------   --------------
    Total interest expense ...............................        9,710,234        7,303,800       28,019,535       21,017,738
                                                             --------------   --------------   --------------   --------------
    Net interest income ..................................        7,999,964        5,777,409       23,815,838       17,075,636

Provision for loan losses ................................          198,000           45,000          364,000          315,000

                                                             --------------   --------------   --------------   --------------
    Net interest income after provision for
      loan losses ........................................        7,801,964        5,732,409       23,451,838       16,760,636
                                                             --------------   --------------   --------------   --------------

NON-INTEREST INCOME
  Fees and service charges ...............................          591,528           84,094        1,747,028          232,564
  Gain on sale of investments available for sale .........          189,661             --            189,661            2,143
  Gain on sale of real estate owned ......................             --               --               --             27,946
  Other income ...........................................           42,180           19,030          159,842           54,717
                                                             --------------   --------------   --------------   --------------
    Total non-interest income ............................          823,369          103,124        2,096,531          317,370
                                                             --------------   --------------   --------------   --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ....        2,361,607        1,588,430        7,258,946        4,820,042
  Occupancy expense ......................................          508,317          203,229        1,544,687          545,144
  Data processing expense ................................          246,640           87,226          720,339          303,237
  Insurance premium expense ..............................           43,007           65,214          216,205          310,321
  Loss on sale of investments available for sale .........             --               --               --             14,530
  Amortization of core deposit intangible ................          413,169             --          1,239,508             --
  Other expense ..........................................        1,259,609          499,561        3,569,060        1,496,686
                                                             --------------   --------------   --------------   --------------
    Total non-interest expense ...........................        4,832,349        2,443,660       14,548,745        7,489,960
                                                             --------------   --------------   --------------   --------------

Earnings before income taxes .............................        3,792,984        3,391,873       10,999,624        9,588,046

Provision for income tax .................................        1,302,438        1,342,100        4,155,231        3,143,909
                                                             --------------   --------------   --------------   --------------

Net earnings .............................................   $    2,490,546   $    2,049,773   $    6,844,393   $    6,444,137
                                                             ==============   ==============   ==============   ==============

Basic earnings per share .................................   $         0.28   $         0.22   $         0.75   $         0.68
Earnings per share - assuming full dilution ..............   $         0.26   $         0.22   $         0.71   $         0.66
Weighted average number of shares outstanding ............        8,995,455        9,132,741        9,155,540        9,536,833
Weighted average number of shares - assuming full dilution        9,441,551        9,464,496        9,637,894        9,804,425


     See notes to consolidated financial statements.




                                                                KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                          FOR THE YEARS ENDED SEPTEMBER 30, 1996 AND 1997 AND THE NINE MONTHS ENDED JUNE 30, 1998
                                                                                (Unaudited)


                                                                                                          Unrealized
                                                                                              Unearned   gain (loss)
                                   Common   Common   Additional                 Unearned        shares on securities         Total
                                    Stock    Stock      paid-in    Retained  ESOP shares     issued to     available shareholders'
                                   Shares   Amount      capital    earnings      at cost    MRDP Trust      for sale        equity
                               ---------- -------- ------------ -----------  ----------- ------------- ------------- -------------
Balance at October 1, 1995 ... 11,254,475 $122,331 $119,230,653 $ 55,811,362 $(9,786,500)  $      --     $  (692,781) $164,685,065

Cash dividends ...............       --       --           --     (2,838,680)       --            --            --      (2,838,680)


ESOP contribution ............     97,865     --        417,652         --       978,650          --            --       1,396,302

Unrealized loss on securities
  available for sale .........       --       --           --           --          --            --        (355,206)     (355,206)

Unearned shares issued to MRDP
  Trust ......................   (489,325)    --           --           --          --      (6,694,470)         --      (6,694,470)

Stock repurchased and  retired   (620,655)  (6,207)  (8,885,627)        --          --            --            --      (8,891,834)

Net earnings .................       --       --           --      6,109,797        --            --            --       6,109,797
                               ---------- -------- ------------ ------------ ----------- ------------- ------------- -------------
Balance at September 30, 1996  10,242,360  116,124  110,762,678   59,082,479  (8,807,850)   (6,694,470)   (1,047,987)  153,410,974

Cash dividends ...............       --       --           --     (2,895,234)       --            --            --      (2,895,234)

Unrealized gain on securities
  available for sale .........       --       --           --           --          --            --       1,512,041     1,512,041

Stock repurchased and retired  (1,182,936) (11,829) (18,866,299)        --          --            --            --     (18,878,128)

ESOP contribution ............     97,865     --        705,260         --       978,650          --            --       1,683,910

MRDP contribution ............     78,293     --           --           --          --       1,071,130          --       1,071,130

Net earnings .................       --       --           --      8,557,750        --            --            --       8,557,750
                               ---------- -------- ------------ ------------ ----------- ------------- ------------- -------------
Balance at September 30, 1997   9,235,582  104,295   92,601,639   64,744,995  (7,829,200)   (5,623,340)      464,054   144,462,443

Cash dividends ...............       --       --           --     (2,413,733)       --            --            --      (2,413,733)

Unrealized gain on securities
  available for sale .........       --       --           --           --          --            --         628,956       628,956

Stock repurchased and retired    (544,085)  (5,440) (11,556,044)        --          --            --            --     (11,561,484)

ESOP contribution ............       --       --        849,558         --       733,988          --            --       1,583,546

MRDP contribution ............     78,293     --           --           --          --       1,082,292          --       1,082,292

Exercise of stock options ....     31,317      313      410,722         --          --            --            --         411,035

Net earnings .................       --       --           --      6,844,393        --            --            --       6,844,393
                               ---------- -------- ------------ ------------ ----------- ------------- -------------  ------------
Balance at June 30, 1998 .....  8,801,107 $ 99,168 $ 82,305,875 $ 69,175,655 $(7,095,212)$  (4,541,048)$   1,093,010  $141,037,448
                               ========== ======== ============ ============ =========== ============= =============  ============


      See notes to consolidated financial statements.



                                                                        KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                                                        (Unaudited)


                                                                         Nine Months Ended       Nine Months Ended
                                                                                   June 30,               June 30,
                                                                                       1998                   1997
                                                                            ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ........................................................   $     6,844,393        $     6,444,137

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization .......................................         2,099,424                276,792
    Provision for loan losses ...........................................           343,226                313,631
    Compensation expense related to ESOP benefit ........................         1,583,544              1,199,156
    Compensation expense related to MRDP Trust ..........................         1,082,292              1,071,130
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities .............          (118,332)               329,399
    Increase in deferred loan fees, net of amortization .................           957,607                626,530
    Net amortization of premiums (discounts) on purchased loans .........            14,673                   (244)
    Net gain on sale of real estate owned and
      premises and equipment ............................................              --                   (3,234)
    Net (gain) loss on sale of investment and mortgage
      backed and related securities .....................................          (189,661)                12,387
    FHLB stock dividend .................................................          (444,100)              (353,700)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .........................................        (1,010,779)              (551,886)
    Other assets ........................................................           (20,824)            (2,822,158)
    Accrued interest on deposit liabilities .............................           (30,621)               (13,436)
    Accrued interest on borrowings ......................................          (219,231)               372,092
    Pension liabilities .................................................            95,947                101,511
    Deferred federal and state income taxes .............................            37,210                652,825
    Other liabilities ...................................................           926,963             (1,849,030)
                                                                            ---------------        ---------------
Net cash provided by operating activities ...............................        11,951,731              5,805,902
                                                                            ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ..................................................        20,000,000             31,949,466
    Proceeds from maturity of investment securities
      available for sale ................................................        77,180,000              2,000,000
    Principal repayments received on mortgage
       backed and related securities held to maturity ...................         1,345,395                845,737
    Principal repayments received on mortgage
       backed and related securities available for sale .................        17,092,223             14,430,838
    Principal repayments received on loans ..............................        85,321,765             40,509,940
    Loan originations ...................................................      (170,838,668)           (99,355,177)
    Loans purchased .....................................................        (5,094,787)                  --
    Purchase of investment securities held
      to maturity .......................................................              --              (41,843,264)
    Purchase of investment securities available
      for sale ..........................................................       (41,817,595)            (7,862,997)
    Purchase of mortgage backed and related
      securities available for sale .....................................       (10,040,575)           (14,850,705)
    Purchase of FHLB stock ..............................................        (1,316,200)            (4,307,500)
    Proceeds from sale of FHLB stock ....................................              --                2,425,900
    Proceeds from sale of investment securities
      available for sale ................................................         9,014,539             16,066,044
    Proceeds from sale of mortgage backed and related
      securities available for sale .....................................         9,656,938              5,743,267
    Proceeds from sale of real estate owned and
      premises and equipment ............................................              --                   72,717
    Purchases of premises and equipment .................................        (1,275,012)              (642,325)
                                                                            ---------------        ---------------
Net cash used in investing activities ...................................       (10,771,977)           (54,818,059)
                                                                            ---------------        ---------------



                                                                        KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     FOR THE NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                                                                        (Unaudited)
                                                                                        (Continued)

                                                                         Nine Months Ended       Nine Months Ended
                                                                                   June 30,               June 30,
                                                                                       1998                   1997
                                                                            ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase/(decrease) in deposit
     liabilities ........................................................      $  5,285,384           $ 18,531,965
    Proceeds from FHLB advances .........................................       139,000,000            157,000,000
    Repayments of FHLB advances .........................................      (108,000,000)          (110,000,000)
    Proceeds from short term borrowings .................................        70,156,821             56,538,250
    Repayments of short term borrowings .................................       (73,209,321)           (52,559,650)
    Stock retirement ....................................................       (11,561,483)           (18,878,128)
    Stock options exercised .............................................           411,035                   --
    Net change in advances from borrowers for tax and insurance .........        (2,251,925)            (1,670,321)
    Dividends paid ......................................................        (2,555,235)            (2,409,588)
                                                                            ---------------        ---------------
Net cash provided by financing activities ...............................        17,275,276             46,552,528
                                                                            ---------------        ---------------
Net (decrease) increase in cash and cash
  equivalents ...........................................................        18,455,030             (2,459,629)

Cash and cash equivalents at beginning
  of period .............................................................        32,043,196             16,179,633
                                                                            ---------------        ---------------
Cash and cash equivalents at end of period ..............................      $ 50,498,226           $ 13,720,004
                                                                            ===============        ===============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME TAXES PAID
    Interest paid .......................................................      $ 28,171,707           $ 20,659,080
    Income taxes paid ...................................................         4,195,275              2,431,459

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain on securities
      available for sale ................................................      $    628,956           $  1,158,512
    Dividends declared and accrued in other
      liabilities .......................................................           892,509                783,842













    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of June 30, 1998, the results of operations for the three and nine months ended June 30, 1998 and 1997 and the cash flows for the nine months ended June 30, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10- K. The results of operations for the three and nine months ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. ALLOWANCE FOR LOAN LOSSES




Activity in allowance for loan losses is summarized as follows:

                                                  June 30,      September 30,
                                                      1998               1997
                                           ---------------    ---------------
Balance, beginning of year .............   $     1,296,451    $       927,820
Charge-offs ............................           (20,774)            (1,369)
Additions ..............................           364,000            370,000
                                           ---------------    ---------------

Balance, end of period .................   $     1,639,677    $     1,296,451
                                           ===============    ===============


3. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1998 consisted of four short term advances totaling $43.0 million and ten long term advances totaling $117.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof and cash on deposit with the FHLB.

Scheduled maturities of advances from the FHLB were as follows:




                                     June 30, 1998                                  September 30, 1997
                       ------------   -----------   -------------        ------------   ----------   -------------
                                         Range of        Weighted                         Range of        Weighted
                                         interest         average                         interest         average
                             Amount         rates   interest rate              Amount        rates   interest rate
                       ------------   -----------   -------------        ------------   -----------  -------------
Due within one year    $ 43,000,000   5.56%-5.80%           5.65%        $ 59,000,000    5.57%-6.70%         5.66%

After one but within
five years .........    117,000,000   5.09%-5.74%           5.41%          70,000,000    5.39%-5.84%         5.59%
                      -------------                                      ------------
                       $160,000,000                                      $129,000,000
                      =============                                      ============

4. SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totaled $14.0 million with an interest rate of 5.70%. All of the agreements are due within 60 days.

5. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 1998:


                                                                                                 Categorized as "Well
                                                                    For Capital                    Capitalized" Under
                                                                       Adequacy                     Prompt Corrective
                                   Actual                              Purposes                      Action Provision
                             ------------   -----                  ------------   -----                  ------------       -----
                                  Amount   Ratio                        Amount   Ratio                        Amount       Ratio
                             ------------   -----                  ------------   -----                  ------------       -----
As of June 30, 1998:
Total Capital: ...........   $106,553,041   21.8%                  $ 39,023,248    8.0%                  $ 48,779,060       10.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........    104,913,364   21.5%                           N/A    N/A                     29,267,436        6.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........    104,913,364   10.9%                    28,815,625    3.0%                    48,026,042        5.0%
 (To Total Assets)
Tangible Capital: ........    104,913,364   10.9%                    14,407,813    1.5%                           N/A        N/A
 (To Tangible Assets)


6. SHAREHOLDERS' EQUITY

In April 1998, the Company received approval from the Office of Thrift Supervision to repurchase 5%, or 521,477, of its outstanding shares. The repurchase program was begun on April 24, 1998 and completed by May 31,1998. The shares were repurchased at an average price of $21.22. On April 9, 1998, 22,608 shares were repurchased at $22.03 per share related to release of shares for MRDP awards.

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


                                                                    For the Nine Months Ended
                                                            June 30, 1998                  June 30, 1997
                                                          ---------------                ---------------
Effect of Dilutive Securities on Number of Shares
MRDP shares ...........................................            66,256                         40,476
ESOP shares ...........................................            36,599                         36,599
Stock options .........................................           379,499                        190,517
                                                          ---------------                ---------------
Total Dilutive Securities .............................           482,354                        267,592
                                                          ===============                ===============

                                                                   For the  Three Months Ended
                                                            June 30, 1998                  June 30, 1997
                                                          ---------------                ---------------
Effect of Dilutive Securities on Number of Shares
MRDP shares ...........................................            37,651                         35,758
ESOP shares ...........................................            60,998                         60,995
Stock options .........................................           347,447                        235,002
                                                          ---------------                ---------------
Total Dilutive Securities .............................           446,096                        331,755
                                                          ===============                ===============

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

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At June 30, 1998, the Company had total consolidated assets of $1,008.7 million and consolidated shareholders' equity of $141.0 million. The Company is currently not engaged in any business activity other than holding the stock of the Association and investing excess cash in investment securities. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association also purchases Oregon-based commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate mortgage loans that meet our existing conservative underwriting standards within and outside of the current branch market areas.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include a variable rate home equity lending program that has an interest rate tied to the Wall Street Journal published prime rate with an additional margin of 2.0% and expansion of non- interest bearing checking accounts through the branch acquisition and new deposit products. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, core deposit premium amortization, and miscellaneous other expenses, as well as federal and state income tax expense. The Wells Fargo branch acquisition continues to contribute to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

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

Year 2000 Readiness

As with other organizations, the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates beyond 1999. Correct processing of date oriented information is critical to the operation of all financial institutions. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. The committee has chosen to use the Office of Thrift Supervision Year 2000 Checklist as a guide for Year 2000 preparation. The committee is also using a Year 2000 Testing Guide and Contingency Guide provided by Sheshunoff Information Systems, Inc. to complement the OTS checklist. Additionally, the Association recently hired a full time Year 2000 coordinator to further implement our Year 2000 plan on a timely basis. Data processing for the Company is provided by a third party service bureau. Software purchased from a service bureau affiliate is used for applications such as accounts payable, investment portfolio accounting, and fixed assets. The service bureau has stated that all their processing, including application software used for fixed assets, accounts payable, and investment portfolio accounting, is Year 2000 ready as of June 30, 1998. The Company will commence testing procedures of service bureau applications in December 1998.

Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing procedures for these applications are in the process of development. Contingency plans are also being developed by each department. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capability. The company is using two testing methods for PC certification of Year 2000 compatibility. PCs must pass both tests to be considered ready for Year 2000. As of June 30, 1998, over 90% of the Company's PCs and software are Year 2000 compatible. Those PCs identified as non-Year 2000 compatible will be replaced by the end of 1998. The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. As of June 30, 1998, the Company estimates that total Year 2000 implementation costs will not exceed $200,000 and are expected to be expensed over the next 18 months, impacting fiscal years ending September 1998, 1999, and 2000. This estimate is based on information available at June 30, 1998, and may be revised as additional information and actual costs become available.

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

The purchase of deposit liabilities increased total Association deposits by approximately $241.3 million and increased the number of deposit accounts from 40,000 to 82,000. Approximately 23,000 of the purchased accounts, $140.9 million, were demand deposits carrying a lower interest cost than the Association's previous deposit mix. As a result the Association experienced a reduction in cost of funds. The acquisition also resulted in the recording of $13.4 million of core deposit intangible, which is being amortized over 8.1 years. The impact of the branch acquisition is evident in comparison of the results of operations for the three and nine months ended June 30, 1998 and 1997, as discussed under non-interest income and non-interest expense.

Changes in Financial Condition

At June 30, 1998, the consolidated assets of the Company totaled $1,008.7 million, an increase of $28.6 million, or 2.92%, from $980.1 million at September 30, 1997. The increase in total assets was primarily the result of loan growth which was funded by maturities of investments and additional borrowing from the FHLB of Seattle.

Net loans receivable increased by $89.3 million, or 16.19%, to $640.8 million at June 30, 1998, compared to $551.5 million at September 30, 1997. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $5.1 million in higher yielding loans on multi-family residential and commercial properties in Oregon during the nine months ended June 30, 1998.

Investment securities decreased $62.6 million, or 21.97%, from $284.8 million at September 30, 1997 to $222.2 million at June 30, 1998. This decrease was the result of scheduled maturities plus $49.2 million in securities called. A call provision grants the issuer of a security the option of buying back all or part of the issue prior to maturity. The Company also sold $19.0 million of U.S. Treasury and mortgage backed securities during the quarter ended June 30, 1998 to fund loan demand.

Deposit liabilities increased $5.3 million, or 0.79%, from $674.0 million at September 30, 1997 to $679.3 million at June 30, 1998. Management attributes the increase to the maintaining of competitive rates in our market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase. The increase in deposits has been experienced throughout the network of 32 branches.

Advances from borrowers for taxes and insurance decreased $2.2 million from September 30, 1997 to June 30, 1998. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loan receivable portfolio in December partially offset by collection of taxes from borrowers.

Advances from the FHLB of Seattle increased $31.0 million, or 24.03%, from $129.0 million at September 30, 1997 to $160.0 million at June 30, 1998. Proceeds from borrowings were used to fund loan originations.

Total shareholders' equity decreased $3.5 million, or 2.37%, from $144.5 million at September 30, 1997 to $141.0 million at June 30, 1998. The decrease is primarily the result of the 5% stock repurchase program which began on April 24, 1998 and was completed by May 31, 1998. Through this program, the Company repurchased 521,477 shares, reducing equity by $11.6 million. This decrease was partially offset by the addition of $6.8 million in earnings for the year to date, augmented by $628,956 in unrealized gains on securities available for sale during the nine month period from September 30, 1997 to June 30, 1998.

Results of Operations

     Comparison of Nine Months Ended June 30, 1998 and 1997

General. Income before taxes increased $1.4 million, or 14.72%, from $9.6 million for the nine months ended June 30, 1997 to $11.0 million for the same period ended June 30, 1998. Due to an increase in the effective tax rate from 32.8% for the nine months ended June 30, 1997 to 37.8% for the nine months ended June 30, 1998, net earnings increased at a lower level of 6.21% for the comparable nine month periods. See further discussion under "Income Taxes." Increases in net interest income and non-interest income were partially offset by increases in non-interest expense.

Interest Income. Additional interest income generated by the $260.7 million increase in average interest earning assets contributed to an increase of $13.7 million in interest income for the nine months ended June 30, 1998 compared to 1997. Of this increase, $7.5 million is attributable to increased interest income on investment securities and $6.4 million to increased income on loans receivable, partially offset by a decrease in interest income on mortgage backed and related securities. The average yield on interest earning assets decreased 12 basis points to 7.34% for the nine months ended June 30, 1998 compared to 7.46% for the same period ended June 30, 1997. Average yield decreased because investments, which have a lower yield than loans, represented a larger proportion of earning assets for the nine months ended June 30, 1998 than for the same period ended June 30, 1997. Investments increased as a proportion of earning assets after proceeds from the branch acquisition were invested in securities until the funds can be rolled into loans. Changes in the yield curve during the last year, which has shifted downward more than 100 basis points at the long end and has flattened at the short end, also contributed to the decrease in yield on earning assets. Offsetting the decrease in yield is the Company's increased investment in higher yielding construction lending in the Portland, Oregon metropolitan area. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.23% to 2.57% and interest rate margin (net interest income divided by average interest earning assets) improved from 3.34% to 3.37% comparing the nine month periods.

Interest Expense. Interest expense on deposit liabilities increased $6.0 million for the nine months ended June 30, 1998 compared to the same period in 1997 due to deposit balances added through the branch acquisition. Although total deposits increased by $261.1 million comparing June 30, 1997 to 1998, the average interest paid on interest-bearing deposits decreased 56 basis points from 5.12% for the nine months ended June 30, 1997 to 4.56% for the same period ended June 30, 1998. Both the increase in deposit balances and the decrease in the rate paid on deposits are primarily a result of the deposits acquired with the Wells Fargo branch acquisition which consisted of 17% non-interest bearing deposit accounts. The average balance of FHLB advances increased from $108.5 million for the nine months ended June 30, 1997 to $133.4 million for the same period ended June 30, 1998 resulting in an increase in interest on FHLB advances of $1.1 million for the nine months ended June 30, 1998 compared with the same period ended June 30, 1997.

Provision for Loan Losses. The provision for loan losses was $364,000 and there were charge offs of $20,000 during the nine months ended June 30, 1998 compared to a $315,000 provision and charge offs of $1,369 during the nine months ended June 30, 1997. At June 30, 1998 the allowance for loan losses was equal to 356.52% of non-performing assets compared to 510.24% at September 30, 1997. The decrease in the coverage ratio was the result of an increase in non-performing loans from $254,000 at September 30, 1997 to $460,000 at June 30, 1998. The increase in non-performing loans relates to the addition of one loan on a single family dwelling.

Non-Interest Income. Non-interest income increased $1.8 million, or 560.6%, to $2.1 million for the nine months ended June 30, 1998 from $317,370 for the nine months ended June 30, 1997. The increase was attributable to $189,661 gains on sales of U.S. Treasury and mortgage backed securities as well as a $1.5 million increase in fee income related to the increase in deposit accounts subject to service charges.

Non-Interest Expense. Non-interest expense increased $7.0 million to $14.5 million for the nine months ended June 30, 1998, from $7.5 million for the comparable period in 1997. Of this increase, $2.4 million was attributable to an increase in compensation and benefit expense in 1998, reflecting addition of staff related to the Wells Fargo acquisition and an increase in compensation expense for the ESOP. Occupancy expense increased from $545,144 for the nine months ended June 30, 1997 to $1,544,687 for the nine months ended June 30, 1998 due to the addition of the 25 acquired branches. Amortization of core deposit intangible related to the acquisition totaled $1.2 million for the nine months ended June 30, 1998. There was no comparable expense in the prior year. The branch acquisition also impacted other expense which increased $2.1 million for the nine months ended June 30, 1998 from the same period of 1997. Increases were primarily seen in postage and courier, telephone, and supply expenses which were up $529,130 year to date. Expansion of checking accounts and their related servicing, debit card service, and ATM machines and card servicing resulted in a $719,790 increase in the related expenses which are also included in other expense. These increases were partially offset by a $94,116 reduction in deposit insurance premiums resulting from reduced assessment rates beginning January 1, 1997. The ratio of non-interest expense to average total assets was 1.96% and 1.44% for the nine months ended June 30, 1998 and 1997, respectively.

Income Taxes. The provision for income taxes increased $1.0 million for the nine months ended June 30, 1998 compared with the prior year. During the quarter ended March 31, 1997, the Company recognized a tax benefit of $648,837 related to loss on sale of the U.S. federal securities bond fund in the fiscal year ended September 30, 1996. Recognition of the benefit reduced the effective tax rate for the nine months ended June 30, 1997 as compared to the same period this year. The balance of the increase is attributable to higher earnings for this period.

     Comparison of Three Months Ended June 30, 1998 and 1997

General. Earnings before taxes increased $401,111, or 11.83%, from $3.4 million for the quarter ended June 30, 1997 to $3.8 million for this quarter 1998. Net income increased $440,773, or 21.5%, from $2.0 million for the three months ended June 30, 1997 to $2.5 million for the three months ended June 30, 1998. Increases in net interest income and non-interest income were partially offset by increases in non-interest expense. These changes are all resultant from the branch acquisition in July 1997 which doubled the number of employees and tripled the number of branches for the Association. The acquisition also resulted in the recording of core deposit intangible which amortizes at a rate of $413,169 per quarter, representing the price paid for lower cost deposits.

Interest Income. Additional interest income generated by the $269.6 million increase in average interest earning assets contributed to an increase of $4.6 million in interest income for the three months ended June 30, 1998 compared to 1997. Of this increase, $2.3 million is attributable to increased interest income on investment securities and $2.4 million to increased income on loans receivable. The average yield on interest earning assets decreased 18 basis points to 7.33% for the three months ended June 30, 1998 compared to 7.51% for the same period ended June 30, 1997. Average yield decreased for the reasons noted previously, because investments, which have a lower yield than loans, represented a larger proportion of earning assets for the three months ended June 30, 1998 than for the same period ended June 30, 1997 and overall yields are lower due to the downward shift in the yield curve. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.26% to 2.55%, influenced by lower cost of deposits and higher yielding construction lending in the Portland, Oregon metropolitan area. Interest rate margin (net interest income divided by average interest earning assets) remained consistent when comparing the three month periods.

Interest Expense. Interest expense on deposit liabilities increased $1.9 million for the three months ended June 30, 1998 compared to the same period in 1997. Although total deposits increased by $261.1 million comparing June 30, 1997 to 1998, the average interest paid on interest-bearing deposits decreased 56 basis points from 5.13% for the three months ended June 30, 1997 to 4.57% for the same period ended June 30, 1998. Both the increase in deposit balances and the decrease in the rate paid on deposits are primarily a result of the deposits acquired with the Wells Fargo branch acquisition which consisted of 17% non-interest bearing deposit accounts. The average balance of FHLB advances increased from $114.6 million for the three months ended June 30, 1997 to $159.7 million for the same period ended June 30, 1998 resulting in an increase in interest on FHLB advances of $581,044 for the three months ended June 30, 1998 compared with the same period ended June 30, 1997.

Provision for Loan Losses. The provision for loan losses was $198,000 and there were charge offs of $20,000 during the three months ended June 30, 1998 compared to a $45,000 provision and $1,369 of charge offs during the three months ended June 30, 1997. During the quarter ended June 30, 1998, the provision was increased in response to the high level of loan portfolio growth.

Non-Interest Income. Non-interest income increased $720,245, or 698.43%, to $823,369 for the three months ended June 30, 1998 from $103,124 for the three months ended June 30, 1997. The increase was primarily attributable to a $507,434 increase in fee income related to the increase in deposit accounts subject to service charges and $189,661 of gains on sales of U.S. Treasury and mortgage backed securities.

Non-Interest Expense. Non-interest expense increased $2.4 million to $4.8 million for the three months ended June 30, 1998, from $2.4 million for the comparable period in 1997. Of this increase, $773,177 was attributable to an increase in compensation and benefit expense in 1998, reflecting addition of staff related to the Wells Fargo acquisition and an increase in compensation expense for the ESOP. Occupancy expense increased from $203,229 for the three months ended June 30, 1997 to $508,317 for the three months ended June 30, 1998 due to the addition of the 25 acquired branches. Other expense increased $760,048 from $499,561 for the three months ended June 30, 1997 to $1.3 million for the same period ended June 30, 1998. This increase reflects the impact of the branch acquisition, with postage and courier, telephone, and supply expenses increasing $175,473 and expenses related to ATMs, debit cards, and checking accounts increasing $195,071. The ratio of non- interest expense to average total assets was 1.90% and 1.38% for the three months ended June 30, 1998 and 1997, respectively.

Income Taxes. The provision for income taxes decreased $39,662 for the three months ended June 30, 1998 compared with the prior year. The effective tax rate for the fiscal year ended September 30, 1998 is lower than the prior year due to a reduction in the state tax rate for the current year.

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


Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KLAMATH FIRST BANCORP, INC.

Date:       August 14, 1998              By:   /s/ Gerald V. Brown
                                         -------------------------------
                                         Gerald V. Brown, President and
                                         Chief Executive Officer


Date:       August 14, 1998              By:   /s/ Marshall Jay Alexander
                                         --------------------------------
                                         Marshall Jay Alexander, Vice President
                                         and Chief Financial Officer

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KLAMATH FIRST BANCORP, INC.

Date: August 14, 1998 By:
                                         --------------------------------------
                                         Gerald V. Brown, President and
                                         Chief Executive Officer


Date: August 14, 1998 By:
                                         --------------------------------------
                                         Marshall Jay Alexander, Vice President
                                         and Chief Financial Officer