Form 10-K
period 1998-09-30
KLAMATH FIRST BANCORP INC
filed 1998-12-29
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year Ended September 30, 1998

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

     As of December 15, 1998, there were issued and outstanding 9,916,766 shares of the Registrant's common stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 15, 1998 of $18.38, was $155,696,649.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1998 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III).

                                     PART I
Item 1.  Business

General

     Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 1998, the Company had total assets of $1.0 billion, total deposits of $689.5 million and shareholders' equity of $145.1 million. All references to the Company herein include the Association where applicable.

     The Association was organized in 1934. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Association also is a member of the Federal Home Loan Bank ("FHLB") System through the FHLB of Seattle.

     In July 1997, the Association acquired 25 former First Interstate Bank branches from Wells Fargo Bank, N.A. The new branches are located in rural communities throughout Oregon, expanding and complementing the existing network of branches. The acquisition was accounted for as a purchase and resulted in the addition of approximately $241.3 million in deposits on the acquisition date of July 18, 1997.

     The Association is a traditional, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and to a lesser extent on commercial property and multi-family dwellings. At September 30, 1998, permanent residential one- to four-family real estate loans totaled $577.5 million, or 81.95% of total loans. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 1998, the Association's total loan portfolio consisted of 89.67% fixed rate and 10.33% adjustable rate loans, after loans in process and non-performing loans.

Modified Dutch Auction Tender

     In September 1998, the Board of Directors authorized the repurchase of up to 1,983,353 shares of the Company's common stock, which represents approximately 20% of its outstanding shares as of September 30, 1998. The repurchase is being made through a "Modified Dutch Auction Tender." Under this procedure, the Company's shareholders are given the opportunity to sell part or all of their shares to the Company at a price of not less than $18.00 per share and not more than $20.00 per share. The Company expects to complete the repurchase early in 1999.

Market Area

     As a result of the branch acquisition in 1997, the Association's market area expanded to include 33 locations in 22 of Oregon's 36 counties. Two new branch locations were added in 1998. The Association's primary market area, which encompasses the state of Oregon and some adjacent areas of California and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid population growth. The favorable population growth in the market area, particularly in Southern Oregon, has been supported in large part by the favorable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, health care and other services, and other sectors. Tourism is a significant industry in many regions of the market area including Central Oregon and the Southern Oregon coast.

Yields Earned and Rates Paid

     The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                                   Years Ended
                                                      At                          September 30,
                                                  September 30,       ------------------------------------
                                                      1998            1998            1997            1996
                                                  ------------        ----            ----            ----

Weighted average yield:
   Loans receivable ............................      7.71%           8.06%           7.92%           8.00%
   Mortgage backed and related securities ......      6.26            6.03            6.34            6.00
   Investment securities .......................      6.01            6.05            6.10            6.12
   Federal funds sold ..........................      5.70            5.45            5.31            7.09
   Interest-earning deposits ...................      5.48            5.35            5.32            4.95
   FHLB stock ..................................      7.50            7.73            7.70            7.64

Combined weighted average yield on
 interest-bearing assets .......................      7.22            7.34            7.40            7.45
                                                      ----            ----            ----            ----

Weighted average rate paid on:
   Tax and insurance reserve ...................      2.47            2.47            2.97            3.30
   Passbook and statement savings ..............      2.44            2.70            3.15            2.87
   Interest-bearing checking ...................      1.33            1.48            2.20            2.47
   Money market ................................      3.92            3.86            3.85            3.88
   Certificates of deposit .....................      5.81            5.69            5.76            5.94
   FHLB advances/Short term borrowings .........      5.29            5.63            5.68            5.60

Combined weighted average rate on
 interest-bearing liabilities ..................      4.86            4.77            5.12            5.23
                                                      ----            ----            ----            ----

Net interest spread ............................      2.36%           2.57%           2.28%           2.22%
                                                      ====            ====            ====            ====

Average Balances, Net Interest Income and Yields Earned and Rates Paid

     Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" on page 16 of the 1998 Annual Report to Stockholders ("Annual Report"), which section is incorporated herein by reference.

Interest Sensitivity Gap Analysis

     Reference is made to the section entitled "Interest Sensitivity Gap Analysis" on page 12 of the Annual Report, which section is incorporated herein by reference.

Rate/Volume Analysis

     Reference is made to the section entitled "Rate/Volume Analysis" on page 17 of the Annual Report, which section is incorporated herein by reference.

Lending Activities

     General. As a federally chartered savings and loan association, the Association has authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 86% of the mortgage loans in the Association's portfolio are secured by properties located in Klamath, Jackson and Deschutes counties in Southern and Central Oregon. With the expanded market area provided by the branch acquisition in 1997, the Association anticipates its mortgage lending will diversify throughout the state of Oregon. It is management's intention, subject to market conditions, that the Association will remain a traditional financial institution originating long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate.
However, to enhance interest income and reduce interest rate risk, the Association is placing increased emphasis on the origination or purchase of adjustable rate loans secured by multi-family residential and commercial real estate, the majority of which are located outside Klamath, Jackson, and Deschutes counties.

     Permanent residential one- to four-family mortgage loans amounted to $577.5 million, or 81.95%, of the Association's total loan portfolio before net items, at September 30, 1998. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $115.2 million, or 16.34%, of the total loan portfolio, before net items, at September 30, 1998. Approximately 1.71%, or $12.1 million, of the Association's total loan portfolio, before net items, as of September 30, 1998 consisted of non-real estate loans.

     Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $14.3 million at September 30, 1998. At September 30, 1998, the Association had 25 borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $4.8 million and consisted of ten loans, all of which were secured by land development and single family construction projects. All of these loans were performing in accordance with their terms at September 30, 1998.

     The Association has placed a growing emphasis on the origination of adjustable rate loans in order to increase the interest rate sensitivity of its loan portfolio. In the current interest rate environment, adjustable rate mortgages (ARMs) are less attractive to borrowers than the low fixed rate mortgages available. The Association has, however, been successful in expanding the production of adjustable rate consumer loans and has purchased adjustable rate multi-family residential and non-residential real estate loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset/Liability Management" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 1998, $70.0 million, or 10.33% of loans in the Association's total loan portfolio, after loans in process and non-performing loans, consisted of ARM loans.



     Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                           At September 30,
                                ----------------------------------------------------------------------------------------------------
                                      1998                1997                  1996                1995                  1994
                                ------------------   ----------------     -----------------    ----------------     ----------------
                                Amount    Percent    Amount   Percent     Amount    Percent    Amount   Percent     Amount   Percent
                                ------    -------    ------   -------     ------    -------    ------   -------     ------   -------
                                                                        (Dollars in thousands)


Real estate loans:
  Permanent residential
    one- to four-family ....   $577,471    81.95%   $498,595    86.47%   $447,004    91.50%   $381,683    91.68%   $337,212   90.06%
  Multi-family residential .     19,230     2.73      16,881     2.93       6,555     1.34       7,433     1.79       8,209    2.19
  Construction .............     64,289     9.12      30,487     5.29      14,276     2.92       9,807     2.36      12,625    3.37
  Commercial ...............     29,457     4.18      22,639     3.93      15,645     3.20      13,984     3.36      13,425    3.58
  Land .....................      2,185     0.31       1,586     0.27       1,152     0.24       1,072     0.25       1,180    0.32
                               --------   ------    --------   ------    --------   ------    --------   ------    --------   -----
Total real estate loans ....    692,632    98.29     570,188    98.89     484,632    99.20     413,979    99.44     372,651   99.52
                               --------   ------    --------   ------    --------   ------    --------   ------    --------   -----

Non-real estate loans:
  Savings accounts .........      1,991     0.28       1,711     0.30       1,640     0.34       1,966     0.47       1,316    0.35
  Home improvement and
     home equity loans .....      5,750     0.82       3,486     0.60       1,977     0.40        --       --          --      --
  Other ....................      4,330     0.61       1,190     0.21         302     0.06         367     0.09         472    0.13
                               --------   ------    --------   ------    --------   ------    --------   ------    --------   -----
Total non-real estate loans      12,071     1.71       6,387     1.11       3,919     0.80       2,333     0.56       1,788    0.48
                               --------   ------    --------   ------    --------   ------    --------   ------    --------   -----
 Total loans ...............    704,703   100.00%    576,575   100.00%    488,551   100.00%    416,312   100.00%    374,439  100.00%
                                          ======               ======               ======               ======              ======

Less:
Undisbursed portion of loans     26,987               17,096                8,622                7,203                9,310
Deferred loan fees .........      7,620                6,358                5,445                4,757                4,252
Allowance for loan losses ..      1,950                1,296                  928                  808                  755
                               --------             --------             --------             --------                -----
Net loans ..................   $668,146             $551,825             $473,556             $403,544             $360,122
                               ========             ========             ========             ========             ========

     The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.


                                                                  At September 30,
                                                 --------------------------------------------------
                                                         1998                        1997
                                                 ---------------------      ----------------------
                                                Amount         Percent      Amount         Percent
                                                               (Dollars in thousands)

Fixed rate ....................................$607,112          89.67%    $491,703          87.98%
Adjustable-rate ................................ 69,958          10.33       67,189          12.02
                                               --------        -------     --------        -------
     Total ....................................$677,070         100.00%    $558,892         100.00%
                                               ========        =======     ========        =======


     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association is the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1998, $577.5 million, or 81.95%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans. As of such date, the average balance of the Association's permanent residential one- to four-family mortgage loans was $67,439.

     The Association presently originates both fixed-rate mortgage loans and ARM loans secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 1998, $573.8 million, or 84.75% of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $30.2 million, or 4.45%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Association qualifies the ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 1998, the Association charged origination fees ranging from 1.00% to 1.75% on its ARM loans.

     In an attempt to increase adjustable rate mortgages in the loan portfolio, the Association uses below market "teaser" rates which are competitive with other institutions originating mortgages in the Association's primary market area. Initially, ARM loans are priced at the competitive teaser rate and after one year reprice at 2.875% over the One-Year Constant Maturity Treasury Bill Index, with a maximum increase or decrease of 2.00% in any one year and 6.00% over the life of the loan.

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

     Historically, the Association has not originated significant amounts of mortgage loans on second residences. However, with the branch offices in Bend and the loan center in Redmond, near popular ski areas and other outdoor activities, and the branches along the Southern Oregon coast, an increasingly popular resort and vacation area, the Association believes that there is an opportunity to engage in such lending within the parameters of its current underwriting policies. At September 30, 1998, $3.7 million, or 0.52%, of the Association's loan portfolio consisted of loans on second homes.

     Commercial and Multi-Family Real Estate Loans. The Association has historically engaged in a limited amount of multi-family and commercial real estate lending. During 1997 and 1998, the Association purchased participations in loans secured by multi-family and commercial real estate in order to increase the balance of adjustable rate loans in the portfolio. See "-- Loan Originations, Purchases, and Sales." At September 30, 1998, $19.2 million, or 2.73%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and $29.5 million, or 4.18%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans include primarily loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. All of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $229,657 at September 30, 1998, the largest of which was a $2.6 million land development loan secured by land and improvements. This loan has performed in accordance with its terms since origination. Originations of commercial real estate and multi-family residential real estate amounted to 3.20%, 4.87%, and 2.58% of the Association's total loan originations in the fiscal years ended September 30, 1998, 1997, and 1996, respectively. The Association also purchased $4.5 million in multi-family residential loan participations and $179,000 in commercial real estate participations during the year ended September 30, 1998.

     The Association's commercial and multi-family loans generally have terms which range up to 25 years and loan-to-value ratios of up to 75%. The
Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 1998, $33.3 million, or 4.92%, after loans in process and non-performing loans, of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

     Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Association generally attempts to mitigate the risks associated with multi-family commercial and residential real estate lending by, among other things, lending on collateral located in its market area and following strict underwriting standards. Loans considered for purchase are subjected to the same underwriting standards as those originated in-house.

     Construction Loans. The Association makes construction loans primarily to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans"). Permanent construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans within one year of origination unless extended. Speculative loans are scheduled to pay off in 12 to 18 months. At September 30, 1998, construction loans amounted to $64.3 million (including $28.4 million of speculative loans), or 9.12%, of the Association's total loan portfolio before net items. Construction loans have rates and terms which generally match the non-construction loans then offered by the Association, except that during the construction phase, the borrower pays only interest on the loan. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project through physical inspections. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Association's primary market area.

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

     Land Loans. The Association makes loans to individuals for the purpose of acquiring land to build a permanent residence. These loans generally have terms not exceeding 15 years and maximum loan-to-value ratios of 75%. As of September 30, 1998, $2.2 million, or 0.31%, of the Association's total loan portfolio consisted of land loans.

     Non-Real Estate Loans. Non-real estate lending has traditionally been a small part of the Association's business. During 1997, the Association introduced several new business and consumer loan products, including home equity lines of credit, automobile and recreational vehicle loans, and personal and business lines of credit, among others. Non-real estate loans generally have shorter terms to maturity or repricing and higher interest rates than real estate loans. As of September 30, 1998, $12.1 million, or 1.71%, of the Association's total loan portfolio consisted of non-real estate loans. As of that date, $2.0 million, or .28%, of total loans were secured by savings accounts. At September 30, 1998, $1.8 million, or 0.25%, of non-real estate loans consisted of Title I home improvement loans insured by the Federal Housing Administration and most are secured by liens on the real property.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 1998 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                           After One Year
                                         Within One Year  Through 5 Years    After 5 Years      Total
                                         ---------------  ---------------    -------------    ---------
                                                                 (In thousands)

Permanent residential
   one- to four-family:
  Adjustable rate ...........................   $28,754          $1,400             $--        $ 30,154
  Fixed rate ................................    15,860           4,064         553,900         573,824
Other mortgage loans:
  Adjustable rate ...........................    23,109          10,183              --          33,292
  Fixed rate ................................     4,142           8,573          15,006          27,721
Non-real estate loans:
   Adjustable rate ..........................     6,365             147              --           6,512
   Fixed rate ...............................     2,461           1,343           1,763           5,567
                                                -------         -------        --------        --------
    Total loans .............................   $80,691         $25,710        $570,669        $667,070
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

     The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 1998, which have fixed interest rates and have adjustable rates, was $584.6 million and $11.7 million, respectively.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 60 days from commitment. The Association had outstanding loan commitments of approximately $31.2 million at September 30, 1998 consisting of $305,000 of variable rate loans and $30.9 million of fixed rate loans. See Note 18 of Notes to the Consolidated Financial Statements.

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

     Loan Originations, Purchases and Sales. The Association has originated substantially all of the loans in its portfolio and generally holds them until maturity. During the year ended September 30, 1998, the Association originated $232.5 million in total loans, compared to $120.1 million in the same period of 1997. The increase in loan originations was attributable to lower interest rates and expansion of lending throughout the branch network and through mortgage brokers.

     Between 1989 and 1992, the Association purchased permanent residential one- to four-family jumbo mortgage loans (i.e., loans with principal balances over $203,150) on detached residences from various localities throughout the Western United States, primarily Oregon, Washington, California and Arizona. At one time the aggregate balance of such loans was approximately $64.6 million. At September 30, 1998, the balance was $2.6 million. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association.

     During 1997 and 1998, the Association purchased multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 1998, the balance of such loans was $20.2 million. These loans were underwritten on the same basis as similar loans originated by the Association.

     The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                               Years Ended September 30,
                                         -----------------------------------
                                            1998         1997         1996
                                         ---------    ---------    ---------
                                                   (In thousands)

Total net loans at beginning of period   $ 551,825    $ 473,556    $ 403,544
Loans originated:
 Real estate loans originated (1) ....     219,790      116,502      133,814
 Real estate loans purchased .........       7,792       15,648         --
 Non-real estate loans originated ....      12,684        3,571        1,753
                                         ---------    ---------    ---------
   Total loans originated ............     240,266      135,721      135,567
                                         ---------    ---------    ---------

Loan reductions:
 Principal paydowns ..................    (122,029)     (56,157)     (64,530)
 Loans sold ..........................          --           --           --
 Other reductions (2) ................      (1,916)      (1,295)      (1,025)
                                         ---------    ---------    ---------
    Total loan reductions ............    (123,945)     (57,452)     (65,555)
                                         ---------    ---------    ---------

Total net loans at end of period .....   $ 668,146    $ 551,825    $ 473,556
                                         =========    =========    =========

(1)         Includes decreases/increases from loans-in-process.
(2) Includes net reductions due to deferred loans fees, discounts net of amortization, provision for loan loss and transfers to real estate owned.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Association receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the real estate loan and are charged to the borrower in connection with the origination of the loan. The amount of points charged by the Association varies, though it generally amounts to 1.00% to 1.75% on permanent loans and 2.00% on construction loans.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 1998, the Association had $7.6 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1998, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                          Permanent
                          residential             Non-real
                          1-4 family             Estate Loans               Total
                      ---------------------    ------------------      --------------------
                      Amount     Percentage    Amount  Percentage      Amount    Percentage
                      ------     ----------    ------  ----------      ------    ----------
                                                    (Dollars in thousands)
Loans delinquent
for 90 days and more   $513           0.07%    $ 11        --%         $524           0.07%

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

     Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of Notes to the Consolidated Financial Statements. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed as incurred. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value. From time to time, the Association also acquires personal property, generally mobile homes, which are classified as other repossessed assets and are carried on the books at their estimated fair market value and disposed of as soon as commercially reasonable.

     As of September 30, 1998, the Association's total non-performing loans amounted to $524,000, or 0.07% of total loans, before net items, compared with $254,000, or 0.04% of total loans, before net items, at September 30, 1997. The increase relates primarily to two loans secured by single family residences that were 90 days past due at September 30, 1998. The appraised value of the underlying collateral exceeds the loan balance and foreclosure proceedings have been commenced related to these properties.

     The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated. The Association had no material troubled debt restructurings as defined by SFAS No. 15 at any of the dates indicated.

                                                           At September 30,
                                            -----------------------------------------
                                              1998      1997    1996    1995    1994
                                            -------    ------  ------  ------  ------
                                                       (Dollars in thousands)

Non-accruing loans (1) ..................   $   524    $  254    $191    $734    $183
Accruing loans greater than 90
  days delinquent .......................        --        --      --      --      --
                                            -------    ------    ----    ----    ----
    Total non-performing loans ..........       524       254     191     734     183

Real estate owned .......................        --        --      69      24      59
Other repossessed assets ................        --        --      --      --      --
                                            -------    ------    ----    ----    ----
    Total repossessed assets ............        --        --      69      24      59
                                            -------    ------    ----    ----    ----
    Total non-performing assets .........   $   524    $  254    $260    $758    $242
                                            =======    ======    ====    ====    ====

Total non-performing assets as a
  percentage of total assets ............      0.05%     0.03%   0.04%   0.12%   0.05%
                                            =======    ======    ====    ====    ====

Total non-performing loans as a
  percentage of total loans,
  before net items ......................      0.07%     0.04%   0.04%   0.18%   0.05%
                                            =======    ======    ====    ====    ====

Allowance for loan losses as a
  percentage of total non-performing
  assets ................................    372.14%   510.38%   356.92% 106.80% 311.98%
                                            =======    ======    ====    ====    ====

Allowance for loan losses as a percentage
  of total non-performing loans .........    372.14%   510.38%   485.86% 110.08% 412.57%
                                            =======    ======    ======  ======  ======


(1) Consists of permanent residential one- to four-family mortgage loans and consumer loans.

     For the year ended September 30, 1998, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

     Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four categories used to classify problem assets: "special mention", "substandard", "doubtful", and "loss." Special mention assets are not considered classified assets, but are assets of questionable quality that have potential or past weaknesses that deserve management's close attention and monitoring. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets and assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. General loss allowances established to cover possible losses related to special mention assets and assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and the amounts reserved.

     As of September 30, 1998, total classified assets amounted to 0.05% of total assets. At September 30, 1998 and 1997, the aggregate amounts of the Association's classified and special mention assets, exclusive of amounts classified loss and which have been fully reserved, were as follows:

                                     At September 30,
                                   ------------------
                                    1998        1997
                                   ------      ------
                                     (In thousands)
Loss ...................           $   --      $   --
Doubtful ...............               --          --
Substandard assets .....              521         304
Special mention ........            2,452         843


General loss allowances             1,947       1,296
Specific loss allowances                3          --
Charge offs ............               20           2

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1998, the Association had an allowance for loan losses of $2.0 million, which was equal to 372.14% of non-performing assets and 0.28% of total loans.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management. Management considers historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors related to the collectibility of the Association's loan portfolio in their determination of the adequacy of the allowance and the provision. The provisions for loan losses charged against income for the years ended September 30, 1998, 1997 and 1996 were

$674,000, $370,000, and $120,000, respectively. Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio.

     The  following  table  sets  forth for the  periods  indicated  information
regarding  changes  in  the  Association's   allowance  for  loan  losses.   All
information is before net items.


                                                               Years Ended September 30,
                                            --------------------------------------------------------------------
                                              1998           1997           1996          1995            1994
                                            --------       --------       --------      --------        --------
                                                                  (Dollars in thousands)


Total loans outstanding .................   $704,703       $576,575       $488,551       $416,312       $374,439
                                            ========       ========       ========       ========       ========

Average loans outstanding ...............   $614,457       $515,555       $440,510       $381,689       $338,679
                                            ========       ========       ========       ========       ========

Allowance at beginning of period ........   $  1,296        $   928         $  808           $755           $628

Charge-offs .............................        (20)            (2)            --            (67)           (23)

Recoveries ..............................         --             --             --             --             --

Provision for loan losses ...............        674            370            120            120            150
                                            --------        -------         ------          -----           ----

Allowance at end of period ..............   $  1,950        $ 1,296         $  928           $808           $755
                                            ========        =======         ======           ====           ====

Allowance for loan losses as a percentage
 of total loans outstanding .............       0.28%          0.22%          0.19%          0.19%          0.20%
                                            ========        =======         ======           ====           ====

Ratio of net charge-offs to average loans
 outstanding during the period ..........         --%            --%            --%          0.02%          0.01%
                                            ========        =======         ======           ====           ====

     The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                     At September 30,
                   -----------------------------------------------------------------------------------------------------------------
                                    1998                                  1997                                  1996
                   ------------------------------------  -------------------------------------  ------------------------------------
                                 Percent of                            Percent of                            Percent of
                      Amount   Allowance in  Percent of     Amount   Allowance in   Percent of     Amount  Allowance in   Percent of
                          of    Category to Total Loans         of    Category to  Total Loans         of   Category to  Total Loans
                   Allowance    Total Loans by Category  Allowance    Total Loans  by Category  Allowance   Total Loans  by Category
                   ---------   ------------ -----------  ---------   ------------  -----------  ---------  ------------  -----------
                                                          (Dollars in thousands)

Permanent
  residential
  one- to
  four-family ..   $   1,141          0.16%     81.95%   $     887           0.15%     86.51%   $     925           0.19%     91.50%
Multi-family
  residential ..         124          0.02       2.73          121           0.02       2.93           --             --       1.34
Construction ...         116          0.02       9.12           --             --       5.31           --             --       2.92
Commercial .....         444          0.07       4.18          250           0.04       3.93           --             --       3.20
Land ...........          29            --       0.31           12             --       0.27           --             --       0.24
Non-real estate           96          0.01       1.71           26           0.01       1.05            3             --       0.80
                   ---------                   ------    ---------                    ------    ---------                    -------

   Total .......   $   1,950          0.28%    100.00%   $   1,296           0.22%    100.00%   $     928           0.19%    100.00%
                   =========                   ======    =========                    ======    =========                    =======



                                                           At September 30,
                  -----------------------------------------------------------------------------
                                    1995                                  1994
                  --------------------------------------  -------------------------------------
                                 Percent of                            Percent of
                      Amount   Allowance in   Percent of     Amount  Allowance in    Percent of
                          of    Category to  Total Loans         of   Category to   Total Loans
                   Allowance    Total Loans  by Category  Allowance   Total Loans   by Category
                  ----------   ------------  -----------  ---------  ------------   -----------
                                             (Dollars in thousands)

Permanent
  residential
  one-to four-
  family ...       $     807          0.19%     91.68%   $     713           0.19%     90.06%
Multi-family
  residential ..          --            --       1.79           --             --       2.19
Construction ...          --            --       2.36           --             --       3.37
Commercial .....          --            --       3.36           41           0.01       3.58
Land ...........          --            --       0.25           --             --       0.32
Non-real estate            1            --       0.56            1             --       0.48
                   ---------                   ------    ---------                    ------

   Total .......   $     808          0.19%    100.00%   $     755           0.20%    100.00%
                   =========                   ======    =========                    ======

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

Investment Activities

     Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $95.4 million at September 30, 1998, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

     The investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Investment Committee, which consists of the President and four Board members. Generally, the investment policy is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the asset/liability management policy. The President and the Chief Financial Officer may independently invest up to 1.0% of total assets of the Company within the parameters set forth in the Investment Policy, to be subsequently reviewed with the Investment Committee at their next scheduled meeting. Transactions or investments in any one security determined by type, maturity and coupon in excess of $10.0 million or 1.0% of assets are not permitted.

     Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 1998, the investment securities portfolio held to maturity had $888,759 in tax-exempt securities issued by states and municipalities and $2.0 million in investment grade corporate obligations. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayment risks or both. As of September 30, 1998, the portfolio of securities available for sale consisted of $105.5 million in securities issued by the U.S. Treasury and other federal government agencies, $18.1 million in tax exempt securities issued by states and municipalities, and $79.7 million in investment grade corporate investments.

     On November 15, 1995, the Financial Accounting Standards Board published implementation guidance on SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," that allowed a corporation to reassess the appropriateness of the classification of its debt securities under a special transition provision. Debt securities classified as "held to maturity" are reported in financial statements at amortized cost while those classified as "available for sale" are reported at fair value and unrealized gains and losses on such securities are reported as a net amount in a separate component of shareholders' equity. The net unrealized gain or loss on securities classified as available for sale fluctuates based on several factors, including market interest rates, prepayment rates and the portfolio amount. During the year ended September 30, 1996, the Association reclassified and transferred $27.2 million of its debt securities from the held-to-maturity portfolio to the available-for-sale portfolio.

     During the years ended September 30, 1998, 1997 and 1996, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would apply.

     The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.


                                                             At September 30,
                                    ---------------------------------------------------------------
                                            1998                  1997                  1996
                                    -------------------   -------------------   -------------------
                                    Amortized     Fair    Amortized    Fair     Amortized     Fair
                                       Cost       Value      Cost      Value       Cost       Value
                                    ---------     -----   ---------    ------   ---------     -----
                                                            (In thousands)
Held to maturity:
  State and municipal obligations   $    889   $    926   $  1,042   $  1,069   $  1,227   $  1,249
  Corporate obligations .........      2,000      2,002     21,895     21,900      8,600      8,611

Available for sale:
  U.S. Federal securities
   mutual bond fund .............         --         --         --         --     12,080     12,080
  U.S. Government obligations ...    102,620    105,454    185,861    185,601     59,717     58,624
  State and municipal obligations     17,406     18,103      8,861      9,087        250        251
  Corporate obligations .........     79,225     79,667     67,147     67,158      5,024      5,032
                                    --------   --------   --------   --------   --------   --------
    Total .......................   $202,140   $206,152   $284,806   $284,815   $ 86,898   $ 85,847
                                    ========   ========   ========   ========   ========   ========



                                                              At September 30,
                                    ------------------------------------------------------------------
                                            1998                   1997                  1996
                                    --------------------- ---------------------  ---------------------
                                    Amortized  Percent of Amortized  Percent of  Amortized  Percent of
                                       Cost    Portfolio    Cost     Portfolio     Cost     Portfolio
                                    ---------  ---------- ---------  ----------  ---------  ----------
                                                         (Dollars in thousands)
Held to maturity:
  State and municipal obligations   $    889       0.44%  $  1,042       0.36%  $  1,227       1.41%
  Corporate obligations .........      2,000       0.99     21,895       7.69      8,600       9.90

Available for sale:
  U.S. Federal securities
   mutual bond fund .............         --         --         --         --     12,080      13.90
  U.S. Government obligations ...    102,620      50.77    185,861      65.26     59,717      68.72
  State and municipal obligations     17,406       8.61      8,861       3.11        250       0.29
  Corporate obligations .........     79,225      39.19     67,147      23.58      5,024       5.78
                                    --------   --------   --------   --------   --------   --------

    Total .......................   $202,140     100.00%  $284,806     100.00%  $ 86,898     100.00%
                                    ========   ========   ========   ========   ========   ========



     The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 1998.

                                 One Year          After One Through    After Five Through        After Ten
                                 or Less             Five Years            Ten Years                Years             Total
                          -------------------    -------------------    ------------------    ---------------------  --------
                           Amount       Yield     Amount       Yield    Amount      Yield      Amount        Yield
                          --------      -----    --------    -------    ------      -----     --------       ------
                                                                 (Dollars in thousands)

Held to maturity:
  State and municipal
     obligations ......   $    211       6.51%   $    678       6.62%   $   --         --          $--         --    $    889
  Corporate obligations      2,000       5.89%       --         --          --         --           --         --       2,000

Available for sale:
  U.S. Government
   obligations ........     11,555       5.84%     91,065       5.97%       --         --           --         --     102,620
  State and municipal
   obligations ........       --         --           891       6.58%       --         --       16,515       7.62%     17,406
  Corporate obligations     14,519       5.96%     44,884       6.09%       --         --       19,822       6.29%     79,225
                          --------               --------              --------                --------              --------
    Total .............   $ 28,285               $137,518               $   --                $ 36,337               $202,140
                          ========               ========              ========                ========              ========

     At September 30, 1998 the Association did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of the Company's stockholders' equity, or $14.5 million.


Mortgage Backed and Related Securities

     At September 30, 1998, the Company's net mortgage backed and related securities totaled $47.0 million at fair value ($46.4 million at amortized cost) and had a weighted average yield of 6.26%. At September 30, 1998, 92.21% of the mortgage backed and related securities were adjustable rate securities.

     Mortgage backed and related securities (which are also known as mortgage participation certificates or pass-through certificates) typically represent a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae ("FNMA") (formerly the Federal National Mortgage Association), the Government National Mortgage Association ("GNMA") and the U.S. Small Business Administration ("SBA"). Mortgage backed and related securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. Mortgage backed and related securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, mortgage backed and related securities are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Association to optimize its regulatory capital because they have low risk weighting.

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

     During the year ended September 30, 1996, the Company reclassified $1.7 million of mortgage backed and related securities from held to maturity to available for sale at fair values, with an unrealized loss of $100,421, consistent with the implementation guidance discussed under above "-- Investment Activities."

     The following tables set forth certain information relating to the mortgage backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                           At September 30,
                      ----------------------------------------------------------
                             1998               1997                1996
                      -----------------  ------------------  -------------------
                      Amortized   Fair   Amortized     Fair  Amortized    Fair
                         Cost    Value      Cost      Value     Cost     Value
                      ---------  ------  ---------    -----  ---------   -------
                                           (In thousands)
Held to maturity:
  GNMA ............   $ 3,662   $ 3,696   $ 5,447   $ 5,518   $ 6,783   $ 6,736

Available for sale:

  FNMA ............    12,866    12,985    12,775    12,897    15,905    15,959
  FHLMC ...........    14,722    15,158    25,881    26,574    39,205    39,179
  GNMA ............     3,619     3,662     9,709     9,808      --        --
  SBA .............    11,535    11,531    15,732    15,590    19,139    18,971
                      -------   -------   -------   -------   -------   -------

    Total .........   $46,404   $47,032   $69,544   $70,387   $81,032   $80,845
                      =======   =======   =======   =======   =======   =======

                                                   At September 30,
                      ------------------------------------------------------------------------
                               1998                     1997                    1996
                      ----------------------   ----------------------   ----------------------
                       Amortized  Percent of   Amortized   Percent of   Amortized  Percent of
                          Cost    Portfolio       Cost     Portfolio       Cost    Portfolio
                      ----------  ----------   ---------   ----------   ---------  -----------
                                                   (Dollars in thousands)
Held to maturity:
  GNMA ............   $   3,662        7.89%   $   5,447        7.83%   $   6,783        8.37%

Available for sale:

  FNMA ............      12,866       27.73       12,775       18.37       15,905       19.63
  FHLMC ...........      14,722       31.72       25,881       37.22       39,205       48.38
  GNMA ............       3,619        7.80        9,709       13.96         --          --
  SBA .............      11,535       24.86       15,732       22.62       19,139       23.62
                      ---------   ---------    ---------   ---------    ---------   ---------

    Total .........   $  46,404      100.00%   $  69,544      100.00%   $  81,032      100.00%
                      =========   =========    =========   =========    =========   =========



Interest-Earning Deposits

     The Company also had interest-earning deposits in the FHLB of Seattle amounting to $12.1 million and $1.4 million at September 30, 1998 and 1997, respectively.

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

     Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, NOW accounts, money market deposit accounts, passbook and statement savings accounts, and certificates of deposit. Included among these deposit products are individual retirement account ("IRA") certificates of approximately $87.4 million at September 30, 1998. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     Beginning in 1996, the Association began accepting deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 1998, these deposits totaled $16.5 million, or 2.39% of total deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     In July 1997, the Association acquired 25 Wells Fargo Bank branches in Oregon, adding $241.3 million in deposit accounts. In addition to the increase from the acquisition, the Association experienced a net increase in deposits (before interest credited) of $14.1 million for the year ended September 30, 1997 as customers deposited funds and new customers were added. The acquired deposit base included a significant proportion of non-interest bearing checking accounts, thereby reducing the cost of deposits. Concurrent with the acquisition, the Association's deposit product offerings were expanded, allowing customers to choose the accounts best suited to their needs, whether their focus is low cost or additional services. For the year ended September 30, 1998, the Association experienced a net decrease in deposits (before interest credited) of $8.8 million as depositors withdrew funds to seek higher yielding alternative investments. The Association has conducted a special certificate account promotion and a checking account campaign in an effort to attract and retain deposits. To offset the deposit outflow, the Association has relied on increased borrowings from the FHLB of Seattle. See "-- Borrowings."

     At September 30, 1998, certificate accounts maturing during the year ending September 30, 1999 totaled $278.1 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. Substantially all of the Association's depositors are residents of the State of Oregon.

     The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 1998.

                                        Certificate
         Maturity Period                  Accounts
     -----------------------------      -----------
                                       (In thousands)

     Three months or less .........        $19,937
     Over three through six months          22,107
     Over six through twelve months         17,426
     Over twelve months ...........         23,132
                                           -------
         Total ....................        $82,602
                                           =======

     The following table sets forth the deposit balances in the various types of savings accounts offered by the Association at the dates indicated.

                                                                        At September 30,
                                 -----------------------------------------------------------------------------------
                                             1998                             1997                       1996
                                 ------------------------------    -----------------------------  ------------------
                                            Percent                          Percent                         Percent
                                            of        Increase               of        Increase              of
                                  Amount    Total    (Decrease)    Amount    Total    (Decrease)  Amount     Total
                                  ------    -----    ----------    ------    -----    ----------  ------     ------
                                                                   (Dollars in thousands)

Certificates of deposit ......   $395,351    57.33%   $ 19,748    $375,603    55.73%   $ 86,415   $289,188    72.36%
                                 --------   ------    --------    --------   ------    --------   --------   ------

Transaction accounts:

Non-interest checking ........     47,547     6.90      (5,031)     52,578     7.80      52,417        161     0.04
Interest-bearing checking ....     70,561    10.23      (4,483)     75,044    11.14      50,762     24,282     6.08
Passbook and statement savings     61,414     8.91      (1,765)     63,179     9.37      29,468     33,711     8.43
Money market deposits ........    114,668    16.63       7,094     107,574    15.96      55,243     52,331    13.09
                                 --------   ------    --------    --------   ------    --------   --------   ------
Total transaction accounts ...    294,190    42.67      (4,185)    298,375    44.27     187,890    110,485    27.64
                                 --------   ------    --------    --------   ------    --------   --------   ------
Total deposits ...............   $689,541   100.00%   $ 15,563    $673,978   100.00%   $274,305   $399,673   100.00%
                                 ========   ======    ========    ========   ======    ========   ========   ======

     The following table sets forth the deposit activities of the Association for the periods indicated.

                                                   Years Ended September 30,
                                          ----------------------------------------
                                              1998           1997          1996
                                          -----------    -----------   -----------
                                                       (In thousands)

Beginning balance .....................   $   673,978    $   399,673   $   384,380
                                          -----------    -----------   -----------
Increase due to acquired deposits .....          --          241,272          --
Net inflow (outflow) of deposits before
 interest credited ....................        (8,753)        14,077        (2,364)
Interest credited .....................        24,316         18,956        17,657
                                          -----------    -----------   -----------
Net increase in deposits ..............        15,563        274,305        15,293
                                          -----------    -----------   -----------
Ending balance ........................   $   689,541    $   673,978   $   399,673
                                          ===========    ===========   ===========

     Borrowings. Deposit liabilities are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association may rely upon advances from the FHLB of Seattle, reverse repurchase agreements and a bank line of credit to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle serves as the Association's primary borrowing source after deposits.

     The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 1998, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

     During the year ended September 30, 1998 the Company sold under agreements to repurchase specific securities of the U.S. Government and its agencies and other approved investments to a broker-dealer. The securities underlying these repurchase agreements were delivered to the broker-dealer who arranged the transaction. Securities delivered to the broker-dealer may be loaned out in the ordinary course of operations. All of the reverse repurchase agreements at September 30, 1998 were due within 48 days and will be renewed subsequent to year end.

     The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:

                                     At September 30,
                                   -------------------
                                     1998      1997
                                   -------    ------
Weighted average rate paid on:
FHLB advances ...............        5.26%     5.62%
Reverse repurchase agreements        5.65      5.75

                                        Years Ended
                                       September 30,
                                --------------------------
                                     1998           1997
                                ------------   -----------
                                    (Dollars in thousands)

Maximum amount outstanding at any month end:
  FHLB advances .............   $   167,000    $   151,000
  Reverse repurchase agreements      17,078         19,118

Approximate average balance:
  FHLB advances .............       141,016        110,737
  Reverse repurchase agreements      14,669         16,804

Approximate weighted average rate paid on:
  FHLB advances .............          5.62%          5.66%
  Reverse repurchase agreements        5.80           5.82

     The Association also has an uncommitted line of credit of $15.0 million with a commercial bank. At September 30, 1998, the Association had no borrowings outstanding under this credit facility.

                          REGULATION OF THE ASSOCIATION

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act ("FDIA") and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS.

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

     The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $10.2 million at September 30, 1998.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of depository institutions. The FDIC currently maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over the Association.

     The majority of the Association's accounts are insured by the SAIF, however, the $241.3 million of deposits acquired in July 1997 from Wells Fargo Bank, N.A., a BIF-insured institution, will continue to be BIF-insured deposits and will be assessed premiums based on the lower BIF rates. These deposits are
known  as  Oakar  deposits,   indicating  that  they  are  deposits  held  by  a
SAIF-insured institution, but insured by the BIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized", "adequately capitalized", and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of
substantial   supervisory  concern.  The  matrix  so  created  results  in  nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to
 .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to
raise  assessment   rates  under  certain   circumstances.   The   Association's
assessments expensed for the year ended September 30, 1998, totaled $289,592.

     Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Association's assessment amounted to $2.5 million and was assessed during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members became the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members were charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. BIF-assessable deposits will be charged an assessment to help pay interest on the FICO bonds at a rate of approximately 0.013% until the earlier of December 31, 1999 or the date upon which the last savings association ceases to exist, after which time the assessment will be the same for all insured deposits.

     The DIF Act provides for the merger of the BIF and the SAIF into the Deposit Insurance Fund in 1999. The DIF contemplates the development of a common charter for all federally chartered depository institutions and the abolition of separate charters for national banks and federal savings associations. It is not known what form the common charter may take and what effect, if any, the adoption of a new charter would have on the operation of the Association.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a quarterly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. The Association's liquidity ratio was 28.38% at September 30, 1998.

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

     At  September  30,  1998,  the   Association   was   categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the OTS may require the Association to submit an acceptable plan to achieve compliance with the standard, as required by the FDIA. OTS regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

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

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage backed securities (where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the qualified thrift investments of the Association were approximately 85.93% of its portfolio assets.

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

     The risk-based capital regulation assigns each balance sheet asset held by a savings institution to one of four risk categories based on the amount of credit risk associated with that particular class of assets. Assets not included for purposes of calculating capital are not included in calculating risk-weighted assets. The categories range from 0% for cash and securities that are backed by the full faith and credit of the U.S. Government to 100% for repossessed assets or assets more than 90 days past due. Qualifying residential mortgage loans (including multi-family mortgage loans) are assigned a 50% risk weight. Consumer, commercial, home equity and residential construction loans are assigned a 100% risk weight, as are nonqualifying residential mortgage loans and that portion of land loans and nonresidential construction loans that do not exceed 80% loan-to-value ratio. The book value of assets in each category is multiplied by the weighting factor (from 0% to 100%) assigned to that category. These products are then totaled to arrive at total risk-weighted assets. Off-balance sheet items are included in risk-weighted assets by converting them to an approximate balance sheet "credit equivalent amount" based on a conversion schedule. These credit equivalent amounts are then assigned to risk categories in the same manner as balance sheet assets and included in risk-weighted assets.

     The following table presents the Association's capital levels at September 30, 1998.

                                                                                To Be
                                                                                Categorized as "Well
                                                                                Capitalized" Under
                                                         For Capital            Prompt Corrective
                                        Actual         Adequacy Purposes       Action Provision
                             -----------------------   -------------------    ----------------------
                                  Amount       Ratio     Amount      Ratio      Amount       Ratio
                             --------------    -----   ----------    -----    -----------    -------
Total Capital ............   $   83,179,044     16.1% $41,257,520      8.0%   $51,571,900    10.0%
 (To Risk Weighted Assets)
Tier I Capital ...........       81,232,367     15.8           --       --     30,943,140      6.0
 (To Risk Weighted Assets)
Tier I Capital ...........       81,232,367      8.3   29,487,686      3.0     49,146,143      5.0
 (To Total Assets)
Tangible Capital .........       81,232,367      8.3   14,743,843      1.5             --       --
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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1998, the Association's limit on loans to one borrower was $14.3 million. At September 30, 1998, the Association's largest aggregate amount of loans to one borrower was $4.8 million.

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

     The provisions repealing the current thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminated the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. These rules also require that all institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be determined on the basis of net charge-offs during the taxable year. The new rules allow an institution to suspend bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years is equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996 adjusted for inflation. For this purpose, only home purchase or home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution is permitted to postpone the reserve recapture, it must begin its six year recapture no later than the 1998 tax year (fiscal year ending September 30, 1999 for the Company). The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to provisions of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

Oregon Taxation

     The Company and the Association are subject to an Oregon corporate excise tax at a statutory rate of 6.6% (4.0% for the fiscal year ended September 30, 1998) of income. Neither the Company's nor the Association's state income tax returns have been audited during the past five years.

Competition

     The Association originates most of its loans to and accepts most of its deposits from residents of its market area. The Association is the oldest financial institution headquartered in Klamath Falls. The Association believes that it is a major competitor in the markets in which it operates. Nonetheless, the Association faces competition in attracting deposits and making real estate loans from various financial institutions, including banks, savings associations and mortgage brokers. In addition, the Association has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The financial institution industry in the Association's market area is characterized by a mix of local independent financial institutions and offices of larger out-of-state financial institutions, including several multi-national bank holding companies. The ability of the Association to attract and retain savings deposits depends on its ability to generally provide a rate of return and liquidity risk comparable to that offered by competing investment opportunities. The Association competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as restrictions on the interstate operations of financial institutions continue to be reduced.

Personnel

     As of  September  30,  1998,  the  Association  had  207  full-time  and 72 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                                   Age(1)                  Position

Gerald V. Brown .............            62    President and Chief Executive Officer

Robert A. Tucker ............            50    Senior Vice President and Chief Lending Officer/Secretary

Frank X. Hernandez ..........            43    Senior Vice President and Chief Operating Officer

Marshall J. Alexander .......            48    Senior Vice President and Chief Financial Officer

--------------
(1)         At September 30, 1998.

     Gerald V. Brown has been employed by the Association since 1957. He was appointed a director and the President of the Association in June 1994 to succeed the retiring President, James Bocchi. From 1982 until his appointment as President, Mr. Brown served as Senior Vice President and Secretary, supervising all loan activities of the Association.

     Robert A. Tucker has been employed by the Association since 1973. He has served as Senior Vice President since November 1989. He served as Chief Operating Officer from March 1997 to June 1998 and has served as Chief Lending Officer and Secretary since July 1998.

     Frank X. Hernandez has been employed by the Association since 1991. He served as Human Resources Officer until July 1998 when he was appointed Senior Vice President and Chief Operating Officer.

     Marshall J. Alexander has been employed by the Association since 1986. He has served as Vice President and Chief Financial Officer since August 1994 and was named a Senior Vice President in November 1998.

Item 2.     Properties

     The following table sets forth the location of the Association's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of September 30, 1998.

                                                Year                       Square
Description/Address                            Opened     Leased/Owned     Footage
---------------------------------------        ------     ------------     -------

Main Office

540 Main Street .......................          1939          Owned        25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street ...............          1972          Owned         3,820
Klamath Falls, Oregon

2323 Dahlia Street ....................          1979          Owned         1,876
Klamath Falls, Oregon

512 Walker Avenue .....................          1977          Owned         4,216
Ashland, Oregon

1420 East McAndrews Road ..............          1990          Owned         4,006
Medford, Oregon

61515 S. Highway 97 ...................          1993          Owned         5,415
Bend, Oregon

2300 Madison Street ...................          1995          Owned         5,000
Klamath Falls, Oregon

721 Chetco Avenue .....................          1997          Owned         5,409
Brookings, Oregon

293 North Broadway ....................          1997          Owned         5,087
Burns, Oregon

111 West Main Street ..................          1997          Owned         1,958
Carlton, Oregon

103 South Main Street .................          1997          Owned         2,235
Condon, Oregon

259 North Adams .......................          1997          Owned         5,803
Coquille, Oregon

106 Southwest 1st Street ..............          1997          Owned         4,700
Enterprise, Oregon

555 1st Street ........................          1997          Owned         1,844
Fossil, Oregon




                                                Year                       Square
Description/Address                            Opened     Leased/Owned     Footage
---------------------------------------        ------     ------------     -------

708 Garibaldi Avenue ..................          1997          Owned         1,400
Garibaldi, Oregon

29804 Ellensburg Avenue ...............          1997          Owned         3,136
Gold Beach, Oregon

111 North Main Street .................          1997          Owned         4,586
Heppner, Oregon

810 South Highway 395 .................          1997         Leased         6,000
Hermiston, Oregon

200 West Main Street ..................          1997          Owned         4,552
John Day, Oregon

1 South E Street ......................          1997          Owned         5,714
Lakeview, Oregon

206 East Front Street .................          1997          Owned         2,920
Merrill, Oregon

165 North 5th Street ..................          1997          Owned         2,370
Monroe, Oregon

217 Main Street .......................          1997          Owned         6,067
Nyssa, Oregon

48257 East 1st Street .................          1997          Owned         3,290
Oakridge, Oregon

227 West Main Street ..................          1997          Owned         2,182
Pilot Rock, Oregon

716 Northeast Highway 101 .............          1997          Owned         2,337
Port Orford, Oregon

178 Northwest Front Street ............          1997          Owned         2,353
Prairie City, Oregon

315 North Main Street .................          1997          Owned         3,638
Riddle, Oregon

38770 North Main Street ...............          1997          Owned         2,997
Scio, Oregon

508 Main Street .......................          1997          Owned         2,282
Moro, Oregon

144 South Main Street .................          1997          Owned         2,146
Union, Oregon




                                                Year                       Square
Description/Address                            Opened     Leased/Owned     Footage
---------------------------------------        ------     ------------     -------

165 North Maple Street ................          1997          Owned         2,192
Yamhill, Oregon

475 NE Windy Knolls Drive .............          1998          Owned         3,120
Bend, Oregon

185 East California ...................          1998          Owned         2,116
Jacksonville, Oregon

Loan Center

585 SW 6th, Suite #2 ..................          1996         Leased           900
Redmond, Oregon

Loan Processing Center

600 Main Street .......................          1998         Leased         2,800
Klamath Falls, Oregon

     The net book value of the Association's investment in office, properties and equipment totaled $12.3 million at September 30, 1998. See Note 6 of Notes to the Consolidated Financial Statements in the Annual Report.

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

Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

     The information contained under the section captioned "Common Stock Information" on page 20 of the Annual Report is incorporated herein by reference.

Item 6.     Selected Financial Data

     The   information   contained   under  the  section   captioned   "Selected
Consolidated Financial Data" on pages 1 and 2 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 9 of the Annual Report is incorporated herein by reference. Disclosures regarding Year 2000 Readiness are included in the above-referenced section of the Annual Report.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset/Liability Management" beginning on page 9 of the Annual Report is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

            (a) Financial Statements
                Independent Auditors' Report*
                Consolidated Balance Sheets as of September 30, 1998 and
                          1997*
                Consolidated  Statements of Earnings for the Years
                          Ended September 30, 1998, 1997 and 1996*
                Consolidated Statements of Shareholders' Equity for the
                          Years Ended September 30, 1998, 1997 and 1996*
                Consolidated Statements of Cash Flows for the Years Ended
                          September 30, 1998, 1997 and 1996*
                Notes to the Consolidated Financial Statements*

            * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

            (b)         Supplementary Data

     The information contained in Note 20 of Notes to the Consolidated Financial Statements included in the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 1998.


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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits

              3(a)        Articles of Incorporation of the Registrant*
              3(b)        Bylaws of the Registrant*
              10(a)       Employment Agreement with Gerald V. Brown***
              10(b)       Employment Agreement with Marshall J. Alexander***
              10(c)       Employment Agreement with Robert A. Tucker***
              10(d)       Employment Agreement with Frank X. Hernandez
              10(e)       1996 Stock Option Plan**
              10(f)       1996 Management Recognition and Development Plan**
              13          Annual Report to Shareholders
              22          Subsidiaries of the Registrant
              23          Consent of Deloitte & Touche LLP with respect to
                            financial statements of the Registrant
              27          Financial Data Schedule
-------------------
*           Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on June 19, 1995.
**          Incorporated by reference to the Registrant's Definitive Proxy
               Statement for the 1996 Annual Meeting of Shareholders.
***         Incorporated by reference to the Registrant's  Annual Report on Form
            10-K for the year ended September 30, 1995.

     (b) Reports on Form 8-K

             None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KLAMATH FIRST BANCORP, INC.


Date:  December 29, 1998                   By:   /s/ Gerald V. Brown
                                           -----------------------------------
                                           Gerald V. Brown
                                           President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                          TITLE                        DATE

/s/ Gerald V. Brown                 President, Chief           December 29, 1998
----------------------------
Gerald V. Brown                     Executive Officer and
                                    Director (Principal
                                    Executive Officer)

/s/ Marshall J. Alexander           Senior Vice President and  December 29, 1998
----------------------------        Chief Financial Officer
Marshall J. ALexander               (Principal Financial
                                    and Accounting Officer)

/s/ Rodney N. Murray                Chairman of the Board      December 29, 1998
----------------------------        of Directors
Rodney N. Murray


/s/ Bernard Z. Agrons               Director                   December 29, 1998
----------------------------
Bernard Z. Agrons


/s/ Timothy A. Bailey               Director                   December 29, 1998
----------------------------
Timothy A. Bailey


/s/ James D. Bocchi                 Director                   December 29, 1998
---------------------------
James D. Bocchi

/s/ William C. Dalton               Director                   December 29, 1998
---------------------------
William C. Dalton

/s/ J. Gillis Hannigan              Director                   December 29, 1998
---------------------------
J. Gillis Hannigan

/s/ Dianne E. Spires                Director                   December 29, 1998
---------------------------
Dianne E. Spires