Form 10-Q
period 1998-12-31
KLAMATH FIRST BANCORP INC
filed 1999-02-12
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Quarterly Period Ended December 31, 1998

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

        As of January 29, 1999, there were issued 7,932,676 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                             Page
                                                                          ----
         Consolidated Balance Sheets
         (As of December 31, 1998 and September 30, 1998)                    3

         Consolidated Statements of Earnings (For the three months
         ended December 31, 1998 and 1997)                                   4

         Consolidated Statement of Shareholders' Equity
         (For the years ended September 30, 1998 and 1997 and for
         the three months ended December 31, 1998)                           5

         Consolidated Statements of Cash Flows (For the three
         months ended December 31, 1998 and 1997)                        6 - 7

         Notes to Consolidated Financial Statements                     8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12 - 16

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                  17

Item 2.  Changes in Securities                                              17

Item 3.  Defaults Upon Senior Securities                                    17

Item 4.  Submission of Matters to a Vote of Security Holders                17

Item 5.  Other Information                                                  17

Item 6.  Exhibits and Reports on Form 8-K                                   17

Signatures                                                                  18

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1998
                                   (Unaudited)



                                                                        December 31, 1998                    September 30, 1998
ASSETS                                                                 ------------------                    ------------------

Cash and due from banks                                                      $ 22,101,813                          $ 25,644,460
Interest bearing deposits with banks                                            3,340,243                            11,496,026
Federal funds sold and securities purchased under agreements to resell         17,259,522                            29,844,783
                                                                       ------------------                    ------------------
   Total cash and cash equivalents                                             42,701,578                            66,985,269

Investment securities available for sale, at fair value
  (amortized cost: $180,641,521 and $199,251,123)                             182,595,244                           203,224,184
Investment securities held to maturity, at amortized cost (fair
  value: $53,019,616 and $2,928,324)                                           52,974,310                             2,888,759
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $26,557,857 and $42,741,863)                          26,874,585                            43,335,857
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $3,209,803 and $3,696,444)                                  3,190,751                             3,661,683
Loans receivable, net                                                         695,756,350                           668,146,380
Real estate owned                                                                  69,153                                    --
Premises and equipment, net                                                    12,193,688                            12,347,467
Stock in Federal Home Loan Bank of Seattle, at cost                            10,371,600                            10,172,900
Accrued interest receivable                                                     7,681,354                             7,471,717
Core deposit intangible                                                        11,017,849                            11,431,018
Other assets                                                                    2,250,537                             1,637,164
                                                                       ------------------                     -----------------
   Total assets                                                            $1,047,676,999                        $1,031,302,398
                                                                       ==================                     =================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities                                                        $716,029,348                          $689,541,345
  Accrued interest on deposit liabilities                                       1,282,525                             1,291,784
  Advances from borrowers for taxes and insurance                                 940,533                             9,420,791
  Advances from Federal Home Loan Bank of Seattle                             167,000,000                           167,000,000
  Short term borrowings                                                         8,595,000                            12,112,500
  Accrued interest on borrowings                                                  180,010                               213,957
  Pension liabilities                                                             812,041                               779,392
  Deferred federal and state income taxes                                       2,197,879                             3,655,944
  Other liabilities                                                             4,527,236                             2,205,730
                                                                       ------------------                    ------------------
    Total liabilities                                                         901,564,572                           886,221,443
                                                                       ------------------                    ------------------

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                                    --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   December 31, 1998 - 9,916,766 issued, 8,900,195 outstanding
   September 30, 1998 - 9,916,766 issued, 8,898,972 outstanding                    99,168                                99,168
  Additional paid-in capital                                                   82,679,785                            82,486,183
  Retained earnings-substantially restricted                                   72,816,666                            71,051,445
  Unearned shares issued to ESOP                                               (6,605,888)                           (6,850,550)
  Unearned shares issued to MRDP                                               (4,284,984)                           (4,536,865)
  Net unrealized gain on securities available for sale, net of tax              1,407,680                             2,831,574
                                                                       ------------------                    ------------------
    Total shareholders' equity                                                146,112,427                           145,080,955
                                                                       ------------------                    ------------------
    Total liabilities and shareholders' equity                             $1,047,676,999                        $1,031,302,398
                                                                       ==================                    ==================

      See notes to consolidated financial statements.

                                                             3


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)

                                                                  Three Months Ended                         Three Months Ended
                                                                        December 31,                               December 31,
                                                                                1998                                       1997
                                                                      --------------                             --------------
INTEREST INCOME
  Loans receivable                                                       $13,839,389                                $11,416,429
  Mortgage backed and related securities                                     561,210                                  1,107,748
  Investment securities                                                    3,429,265                                  4,191,435
  Federal funds sold                                                         207,560                                    148,649
  Interest bearing deposits                                                  240,149                                     81,027
                                                                      --------------                             --------------
    Total interest income                                                 18,277,573                                 16,945,288
                                                                      --------------                             --------------

INTEREST EXPENSE
  Deposit liabilities                                                      7,418,560                                  7,207,485
  FHLB advances                                                            2,211,396                                  1,689,424
  Other                                                                      157,660                                    289,429
                                                                      --------------                             --------------
    Total interest expense                                                 9,787,616                                  9,186,338
                                                                      --------------                             --------------
    Net interest income                                                    8,489,957                                  7,758,950

Provision for loan losses                                                    123,000                                     75,000
                                                                      --------------                             --------------
    Net interest income after provision for
      loan losses                                                          8,366,957                                  7,683,950
                                                                      --------------                             --------------

NON-INTEREST INCOME
  Fees and service charges                                                   691,677                                    605,364
  Gain on sale of investments                                                128,193                                         --
  Other income                                                                79,550                                     91,303
                                                                      --------------                             --------------
    Total non-interest income                                                899,420                                    696,667
                                                                      --------------                             --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense                      2,413,886                                  2,479,533
  Occupancy expense                                                          559,105                                    520,511
  Data processing expense                                                    239,805                                    232,512
  Insurance premium expense                                                   69,975                                     67,340
  Loss on sale of investments                                                112,256                                         --
  Amortization of core deposit intangible                                    413,169                                    413,169
  Other expense                                                            1,266,881                                  1,115,411
                                                                      --------------                             --------------
    Total non-interest expense                                             5,075,077                                  4,828,476
                                                                      --------------                             --------------

Earnings before income taxes                                               4,191,300                                  3,552,141

Provision for income tax                                                   1,737,485                                  1,406,067
                                                                      --------------                             --------------

Net earnings                                                              $2,453,815                                 $2,146,074
                                                                      ==============                             ==============

Earnings per common share - basic                                              $0.28                                      $0.23
Earnings per common share - fully diluted                                      $0.27                                      $0.22
Weighted average common shares outstanding - basic                         8,911,878                                  9,247,916
Weighted average common shares outstanding - with dilution                 9,175,123                                  9,716,094

 See notes to consolidated financial statements.


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998 AND THE THREE MONTHS ENDED DECEMBER 31, 1998
                                                         (Unaudited)

                            Common    Common    Additional                   Unearned       Unearned  Net unrealized           Total
                             Stock     Stock       paid-in     Retained   ESOP shares  shares issued      gain (loss)  shareholders'
                            Shares    Amount       capital     earnings       at cost  to MRDP Trust   on securities          equity
                        ----------  --------  ------------  -----------   ----------- --------------   -------------   -------------
Balance at
October 1, 1996 ....... 10,242,360  $116,124  $110,762,678  $59,082,479   $(8,807,850)   $(6,694,470)    $(1,047,987)  $153,410,974

Cash dividends ........       --        --            --     (2,895,234)         --             --              --       (2,895,234)

Net unrealized
gain (loss) on
securities
available for sale ....       --        --            --           --            --             --         1,512,041      1,512,041

Stock repurchased
and retired ........... (1,182,936)  (11,829)  (18,866,299)        --            --             --              --      (18,878,128)

ESOP contribution .....     97,865      --         705,260         --         978,650           --              --        1,683,910

MRDP contribution .....     78,293      --            --           --            --        1,071,130            --        1,071,130

Net earnings ..........       --        --            --      8,557,750          --             --              --        8,557,750
                         ---------   -------  ------------  -----------  ------------  -------------  --------------  -------------
Balance at
September 30, 1997 ....  9,235,582   104,295    92,601,639   64,744,995    (7,829,200)    (5,623,340)        464,054    144,462,443

Cash dividends ........       --        --            --     (3,244,587)         --             --              --       (3,244,587)

Net unrealized
gain (loss) on
securities
available for sale ....       --        --            --           --            --             --         2,367,520      2,367,520

Stock repurchased
and retired ...........   (544,085)   (5,440)  (11,556,044)        --            --             --              --      (11,561,484)

ESOP contribution .....     97,865      --       1,029,866         --         978,650           --              --        2,008,516

MRDP contribution .....     78,293      --            --           --            --        1,086,475            --        1,086,475

Exercise of stock
options ...............     31,317       313       410,722         --            --             --              --          411,035

Net earnings ..........       --        --            --      9,551,037          --             --              --        9,551,037
                         ---------   -------  ------------  -----------  ------------  -------------  --------------  -------------
Balance at
September 30, 1998 ....  8,898,972    99,168    82,486,183   71,051,445    (6,850,550)    (4,536,865)      2,831,574    145,080,955

Cash dividends ........       --        --            --       (688,594)         --             --              --         (688,594)

Net unrealized
gain (loss) on
securities
available for sale ....       --        --            --           --            --             --        (1,423,894)    (1,423,894)

ESOP contribution .....       --        --         193,602         --         244,662           --              --          438,264

MRDP contribution .....      1,223      --            --           --            --          251,881            --          251,881

Net earnings ..........       --        --            --      2,453,815          --             --              --        2,453,815

                        ----------  --------  ------------  -----------  ------------  -------------  --------------  -------------
Balance at
December 31, 1998 .....  8,900,195  $ 99,168  $ 82,679,785  $72,816,666  ($ 6,605,888) ($  4,284,984)    $ 1,407,680  $ 146,112,427
                        ==========  ========  ============  ===========  ============  =============  ==============  =============

      See notes to consolidated financial statements.



                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                               (Unaudited)


                                                                  Three Months      Three Months
                                                                         Ended             Ended
                                                                  December 31,      December 31,
                                                                          1998              1997
                                                                  ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ................................................ $  2,453,815      $  2,146,074

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization ...............................      724,661           697,640
    Provision for loan losses ...................................      123,000            75,000
    Compensation expense related to ESOP benefit ................      438,264           535,974
    Compensation expense related to MRDP Trust ..................      251,881           270,571
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities .....     (154,421)         (178,961)
    Increase in deferred loan fees, net of amortization .........      309,351           283,958
    Accretion of discounts on purchased loans ...................       (3,826)           14,907
    Net (gain) loss on sale of investment and mortgage
      backed and related securities .............................      (15,937)             --
    FHLB stock dividend .........................................     (198,700)         (144,100)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .................................     (209,637)       (1,444,935)
    Other assets ................................................     (722,526)         (889,816)
    Accrued interest on deposit liabilities .....................       (9,259)          (52,915)
    Accrued interest on borrowings ..............................      (33,947)         (184,436)
    Pension liabilities .........................................       32,649            30,649
    Deferred federal and state income taxes .....................     (585,356)           26,551
    Other liabilities ...........................................    2,525,421           961,422
                                                                  ------------      ------------
Net cash provided by operating activities .......................    4,925,433         2,147,583
                                                                  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ..........................................   30,000,000        20,000,000
    Proceeds from maturity of investment securities
      available for sale ........................................   13,550,000        21,680,000
    Principal repayments received on mortgage backed
       and related securities held to maturity ..................      463,483           397,097
    Principal repayments received on mortgage backed
       and related securities available for sale ................    6,483,237         4,367,763
    Principal repayments received on loans ......................   46,578,685        20,595,908
    Loan originations ...........................................  (74,617,179)      (40,940,648)
    Loans purchased .............................................         --          (1,900,000)
    Purchase of investment securities held
      to maturity ...............................................  (79,711,523)             --
    Purchase of investment securities available
      for sale ..................................................         --          (3,753,870)
    Purchase of mortgage backed and related
      securities available for sale .............................         --          (5,035,162)
    Proceeds from sale of investment securities
      available for sale ........................................    5,109,374              --
    Proceeds from sale of mortgage backed and related
      securities available for sale .............................    9,454,776              --
    Purchases of premises and equipment .........................     (117,713)         (197,791)
                                                                  ------------      ------------
Net cash provided by (used in) investing activities .............  (42,806,860)       15,213,297
                                                                  ------------      ------------




                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                                               (Unaudited)
                                                               (Continued)

                                                                  Three Months      Three Months
                                                                         Ended             Ended
                                                                  December 31,      December 31,
                                                                          1998              1997
                                                                  ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase in deposit
     liabilities, net of withdrawals ............................ $ 26,488,003      $  4,816,157
    Proceeds from FHLB advances .................................    5,000,000        45,000,000
    Repayments of FHLB advances .................................   (5,000,000)      (49,000,000)
    Proceeds from short term borrowings .........................    8,595,000        25,485,000
    Repayments of short term borrowings .........................  (12,112,500)      (26,517,500)
    Advances from borrowers for tax and insurance ...............   (8,480,258)       (8,140,202)
    Dividends paid ..............................................     (892,509)         (834,363)
                                                                  ------------      ------------
Net cash provided by (used in) financing activities .............   13,597,736        (9,190,908)
                                                                  ------------      ------------
Net (decrease) increase in cash and cash
  equivalents ...................................................  (24,283,691)        8,169,972

Cash and cash equivalents at beginning
  of period .....................................................   66,985,269        32,043,196
                                                                  ------------      ------------
Cash and cash equivalents at end of quarter ..................... $ 42,701,578      $ 40,213,168
                                                                  ============      ============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid ............................................... $  9,830,823      $  9,377,162
    Income taxes paid ...........................................       50,000           690,762

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale ........................................   (1,423,894)          363,286
    Dividends declared and accrued in other
      liabilities ...............................................      753,674           834,363













    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of December 31, 1998, and September 30, 1998, the results of operations for the three months ended December 31, 1998 and 1997 and the cash flows for the three months ended December 31, 1998 and 1997. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. COMPREHENSIVE INCOME

Effective October 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed in equal prominence with the other financial statements and to disclose as a part of shareholders' equity accumulated comprehensive income. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources. The Company has chosen, for purposes of its interim financial reporting, to present comprehensive income in the notes to the financial statements.

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale and realized gains and losses on the sale of securities available for sale.

For the three months ended December 31, 1998, the Company's total comprehensive income was $1.1 million compared to $2.5 million for the three months ended
December  31,  1997.  Total  comprehensive  income  for the three  months  ended
December 31, 1998 was comprised of net income of $2.5 million and other comprehensive loss of $1.4 million, net of tax. Total comprehensive income for the three months ended December 31, 1997 was comprised of net income of $2.1 million and other comprehensive income of $383,286, net of tax.

3. ALLOWANCE FOR LOAN LOSSES


Activity in allowance for loan losses is summarized as follows:

                                  Three Months Ended             Year Ended
                                        December 31,           September 30,
                                                1998                   1998
                                         -----------            -----------
Balance, beginning of year ............. $ 1,949,677            $ 1,296,451
Charge-offs ............................      (3,000)               (20,774)
Additions ..............................     123,000                674,000
                                         -----------            -----------

Balance, end of period ................. $ 2,069,677            $ 1,949,677
                                         ===========            ===========

4. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 1998 consisted of two short term advances totaling $30.0 million and ten long term advances totaling $137.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                              December 31, 1998                                      September 30, 1998
                                ------------------------------------------------      ----------------------------------------------
                                                      Range of          Weighted                           Range of         Weighted
                                                      interest           average                           interest          average
                                      Amount             rates     interest rate            Amount            rates    interest rate
                                ------------       -----------     -------------      ------------      -----------     ------------
Due within one year              $30,000,000       5.08%-5.13%             5.11%       $30,000,000      5.54%-5.56%            5.55%

After two but within
five years                        55,000,000       5.29%-5.70%             5.46%        55,000,000      5.39%-5.74%            5.56%

After five but within
ten years                         82,000,000       4.77%-5.24%             4.96%        82,000,000      4.77%-5.24%            4.96%
                                ------------                                          ------------
                                $167,000,000                                          $167,000,000
                                ============                                          ============

5. SHORT TERM BORROWINGS

Securities sold under agreements to repurchase totaled $8.1 million. All of the agreements had interest rates of 5.60% and were due within 48 days. The Company also had $500,000 in short term borrowings with the Federal Reserve Bank of San Francisco at December 31, 1998. These borrowings carried an interest rate of 4.50%.

6. SHAREHOLDERS' EQUITY

In September 1998, the Board of Directors authorized the repurchase of approximately 20 percent of the Company's outstanding common stock. The repurchase was completed through a "Modified Dutch Auction Tender." Under this procedure, the Company's shareholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $18.00 per share and not more than $20.00 per share. Results of the offer were finalized on January 15, 1999 when the Company announced purchase of 1,984,090 shares at $19.50 per share. This represents approximately 85.9 percent of the shares tendered at $19.50 per share or below, and 64.7 percent of all shares tendered. The value of the shares purchased is approximately $38.7 million.

Following are selected performance ratios for December 31, 1998 and comparable pro forma ratios as if the transaction had occurred in the quarter ended December 31, 1998. Income statement data give effect to the purchase of shares as of the beginning of the period. The funds used to purchase the shares are considered to have been provided by cash, overnight funds and short term investments. The reduction in investment income that would have resulted from using the funds for the repurchase of shares and the reduction in equity are reflected in the ratios shown below. The pro forma data assumes a rate of interest of 4.75% on overnight funds and a rate of 5.89% on the short term investments. The pro forma data is not necessarily indicative of the results that would have been obtained had the transaction been completed in the quarter ended December 31, 1998.




                                  Three Months Ended        Three Months Ended
                                    December 31,1998         December 31, 1998
                                              Actual                 Pro Forma
                                    ----------------         -----------------
Return on Average Equity                        6.67%                     8.33%
Earnings per Share - Basic                     $0.28                     $0.33
Dividend Payout Ratio                          35.19%                    29.12%


7. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share," which was adopted by the Company as of December 31, 1997. EPS for all prior periods have been restated to reflect the adoption. Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                                                      For the Three Months Ended
                                                             ---------------------------------------------
                                                             December 31, 1998           December 31, 1997
                                                             -----------------           -----------------

Weighted average common
shares outstanding - basic ............................              8,911,878                   9,247,916
                                                                  ------------                ------------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ...........................................                 27,968                      76,473
Stock options .........................................                235,277                     391,705
                                                                  ------------                ------------
Total Dilutive Securities .............................                263,245                     468,178
                                                                  ------------                ------------
Weighted average common shares

 outstanding - with dilution ..........................              9,175,123                   9,716,094
                                                                  ============                ============

8. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at December 31, 1998:

                                                                                                                To Be
                                                                                                 Categorized as "Well
                                                                    For Capital                    Capitalized" Under
                                                                       Adequacy                     Prompt Corrective
                                   Actual                              Purposes                      Action Provision
                             --------------------                  --------------------          --------------------------------
                                  Amount   Ratio                        Amount   Ratio                       Amount        Ratio
                             ------------   -----                  ------------   -----                 ------------       ------
 Total Capital:              $86,289,627    16.0%                  $43,173,144     8.0%                  $53,966,430        10.0%
  (To Risk Weighted Assets)
 Tier I Capital:              84,219,949    15.6%                          N/A     N/A                    32,379,858         6.0%
  (To Risk Weighted Assets)
 Tier I Capital:              84,219,949     8.5%                   29,617,662     3.0%                   49,362,770         5.0%
  (To Total Assets)
 Tangible Capital:            84,219,949     8.5%                   14,839,876     1.5%                          N/A         N/A
  (To Tangible Assets)



9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 1998, SFAS No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits," was issued. SFAS No. 132 revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful. This Statement becomes effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No.133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement becomes effective for fiscal years beginning after June 15, 1999, and should not be applied retroactively to financial statements of prior periods.

An analysis of the Company's current operations and practices indicates that the Company is not involved in derivative instruments or hedging activities. Accordingly, the adoption of these statements is not expected to have a material impact on the financial statements of the Company.

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At December 31, 1998, the Company had total consolidated assets of $1.05 billion and consolidated shareholders' equity of $146.1 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on personalized customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association also purchases Oregon-based commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate construction loans that meet our existing conservative underwriting standards outside of the current branch market areas.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans increased 98% from $6.3 million at December 31, 1997 to $12.5 million at December 31, 1998. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses. The acquisition of 25 branches from Wells Fargo in 1997 contributed to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through thirty-five office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Year 2000 Readiness

As with other organizations, some of the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates beyond 1999. Correct processing of date oriented information is critical to the operation of all financial institutions because computer systems track deposit account and loan balances, record transaction activity in accounts, and calculate interest amounts, among other activities. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. The committee, consisting of executive management, technical staff, and a full time project manager, has chosen to use the Office of Thrift Supervision Year 2000 Checklist as a guide for Year 2000 preparation. The committee is also using a Year 2000 Testing Guide and Contingency Guide provided by Alex Information Systems, Inc. to complement the OTS checklist.

The Federal Financial Institutions Examination Council ("FFIEC") has also issued guidelines for Year 2000 project management by financial institutions, which are being followed by the Company. These guidelines identify the following five steps for Year 2000 conversion programs:

     Awareness Phase - Define the Year 2000 problem and establish a Year 2000 program team and overall strategy. This step was completed by the Company as of September 30, 1997.

     Assessment Phase - Assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was approximately 99% complete by December 31, 1998 and assessment will be ongoing until the Year 2000.

     Renovation Phase - This phase includes hardware and software upgrades, and system replacements. This step was 100% complete for in-house systems at December 31, 1998. This phase also encompasses ongoing discussions with and monitoring of outside servicers and third-party software providers.

     Validation/Testing Phase - This process includes testing of hardware and software components. Testing is completed by performing extensive tests with the computer dates changed to January 1,2, and 3, 2000. Such testing will continue through June 30, 1999, with the most critical functions tested first. This allows time to correct any discovered deficiencies before the end of 1999. In-house systems are 100% tested, many third party vendors have been tested and others are scheduled for testing soon. Overall, this phase is approximately 94% complete as of December 31, 1998.

     Implementation Phase - Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. This phase is scheduled for completion by June 30, 1999.

All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capability. The Company used two testing methods, BIOS and off line, for PC certification of Year 2000 compatibility. PCs were required to pass both tests to be considered ready for Year 2000. As of September 30, 1998, all of the Company's PCs were Year 2000 compatible. The Company's Wide Area Network and various Local Area Networks have also been upgraded, tested, and determined to be Year 2000 prepared.

Data processing for the Company is provided by Fiserv, the nation's largest third party service bureau serving financial institutions. Fiserv has stated that all their processing was Year 2000 ready of as June 30, 1998. The Company successfully performed test procedures for critical service bureau processes in December 1998.

Software purchased from a Fiserv affiliate is used for applications such as accounts payable, fixed assets, and investment portfolio accounting. The investment portfolio accounting software was Year 2000 compatible as of September 30, 1998. The Company currently uses DOS-based versions of the application software for accounts payable and fixed assets which are not Year 2000 capable. The Fiserv affiliate had Year 2000 ready versions of these applications available as of September 30, 1998. The Company is currently converting the accounts payable and fixed asset applications to the Year 2000 ready software and appropriate testing procedures are being performed.

Other third party vendors identified by the Company were sent questionnaires in May 1998 regarding their preparations for Year 2000. Responses have been received and further updates will be requested in order to monitor vendors' status. Validation with vendors is approximately 50% complete as of December 31, 1998.

Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing with Federal Reserve is currently in progress. Testing procedures for ATM applications are in the process of development. Contingency plans are also being developed by each department. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation.

For many financial institutions, the Year 2000 readiness of borrowers to whom the institution has commercial operating loans is of concern. Lack of Year 2000 preparedness could cause disruptions of borrowers' businesses significant enough to compromise their ability to repay indebtedness. The Company's loans of this type represent less than one half of one percent of the total loan portfolio, and are not considered to represent a significant risk of loss.

To assist customers in understanding Year 2000 issues and to inform them of the Company's preparation activities, brochures regarding Year 2000 preparedness have been distributed to all customers. Another mailing is anticipated during the fiscal year ending September 30, 1999. In addition, the Company has placed "Year 2000" bulletin boards in all the branches, which will contain current information on Year 2000 readiness for the Company and the financial services industry.

The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. As of September 30, 1998, the Company estimated that total Year 2000 implementation costs will not exceed $200,000 and are expected to be expensed over a period of 18 months, affecting fiscal years 1998, 1999, and 2000. This estimate is based on information available at December 31, 1998, and may be revised as additional information and actual costs become available. During the quarter ended December 31, 1998 and the year ended September 30, 1998, $37,000 and $89,000 of Year 2000 expenses were incurred and expensed, respectively.

Changes in Financial Condition

At December 31, 1998, the consolidated assets of the Company totaled $1.05 billion, an increase of $16.4million, or 1.59%, from $1.03 billion at September 30, 1998. The increase in total assets was primarily the result of continued growth in net loans receivable.

Net loans receivable increased by $27.6 million, or 4.13%, to $695.8 million at December 31, 1998, compared to $668.1 million at September 30, 1998. The increase was primarily the result of continued new loan demand exceeding loan repayments.

Investment securities increased $29.5 million, or 14.29%, from $206.1 million at September 30, 1998 to $235.6 million at December 31, 1998. This increase was the result of cash needed for the anticipated share repurchase being invested in short term commercial paper until the funds were needed to complete the transaction in January 1999.

During the three months ended December 31, 1998, $6.9 million of principal payments were received on mortgage backed and related securities ("MBS") and $9.5 million in available for sale MBS were sold, resulting in a decrease in the balance of MBS from $47.0 million at September 30, 1998 to $30.1 million at December 31, 1998.

Deposit liabilities increased $26.5 million, or 3.84%, from $689.5 million at September 30, 1998 to $716.0 million at December 31, 1998. Management attributes the increase to the maintaining of competitive rates in its market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase. The increase in deposits has been experienced throughout the network of 34 branches.

Advances from borrowers for taxes and insurance decreased $8.5 million from September 30, 1998 to December 31, 1998. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loan receivable portfolio in November.

The Company's total borrowings decreased $3.5 million from September 30, 1998 to December 31, 1998. Advances from the FHLB of Seattle remained consistent with $167.0 million at September 30, 1998 and at December 31, 1998, while short term borrowings decreased $3.5 million, or 29.04%, from $12.1 million at September 30, 1998 to $8.6 million at December 31, 1998. Proceeds from maturities of securities were used to reduce the borrowings.

Total shareholders' equity increased $1.0 million, or 0.71%, from $145.1 million at September 30, 1998 to $146.1 million at December 31, 1998. This increase was primarily the result of $2.5 million in earnings for the first quarter, offset by a $1.4 million decrease in unrealized gains on securities available for sale during the three month period from September 30, 1998 to December 31, 1998.

Results of Operations

     Comparison of Three Months Ended December 31, 1998 and 1997

General. Net income increased $307,741, or 14.34%, from $2.1 million for the three months ended December 31, 1997 to $2.5 million for the three months ended December 31, 1998. This increase was primarily attributable to an increase in net interest income and non-interest income partially offset by increases in interest expense and non-interest expense.

Interest Income. Additional interest income generated by the $68.0 million increase in average interest earning assets contributed to an increase of $1.3 million in interest income for the three months ended December 31, 1998 compared to 1997. Of this increase, $2.4 million is attributable to increased interest income on loans which was offset by $1.3 million decrease in interest income on investment and mortgage backed securities. The average yield on interest earning assets increased 4 basis points to 7.34% for the three months ended December 31, 1998 compared to 7.30% for the same period ended December 31, 1997.

Interest Expense. Total interest expense increased $601,278 for the three months ended December 31, 1998 as compared to the same period in 1997. Of that increase, $211,075 related to an increase in interest expense on deposit liabilities. Average deposits increased by $34.1 million comparing the three months ended December 31, 1997 to 1998, and the average interest paid on interest-bearing deposits decreased 9 basis points from 4.62% for the three months ended December 31, 1997 to 4.53% for the same period ended December 31, 1998. The average balance of FHLB advances increased $49.9 million from $117.7 million for the three months ended December 31, 1997 to $167.0 million for the same period ended December 31, 1997 resulting in an increase in interest on FHLB advances of $521,972 for the three months ended December 31, 1998 compared with the same period ended December 31, 1997. The rate paid on borrowings decreased by 44 basis points from 5.76% for the quarter ended December 31, 1997 to 5.32% for the same period in 1998. The decrease resulted primarily from obtaining a very favorable rate of 4.77% on $40 million in long term FHLB advances in September 1998.

Provision for Loan Losses. The provision for loan losses was $123,000 and there were $3,000 of charge offs during the three months ended December 31, 1998 compared to a $75,000 provision and no charge offs during the three months ended December 31, 1997. The provision was increased in response to portfolio growth and continuing additions of consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages.

Non-Interest Income. Non-interest income increased $202,753, or 29.10%, to $899,420 for the three months ended December 31, 1998 from $696,667 for the three months ended December 31, 1997. The increase was primarily attributable to an $86,313 increase in fee income related to the increase in deposit accounts subject to service charges and $128,193 gain on sale of investment securities.

Non-Interest Expense. Non-interest expense increased $246,601, or 5.11%, to $5.1 million for the three months ended December 31, 1998, from $4.8 million in the comparable period in 1997. Occupancy expense increased from $520,511 for the quarter ended December 31, 1997 to $559,105 for the quarter ended December 31, 1998 due to the addition of two branches and expenditures on equipment related to preparing for Year 2000. Sale of mortgage-backed and related securities resulted in a loss of $112,256 which partially offset the gain on sale noted above. The ratio of non-interest expense to average total assets was 1.94% and 1.98% for the three months ended December 31, 1998 and 1997, respectively.

Income Taxes. The provision for income taxes increased $331,418 for the three months ended December 31, 1998 compared with the prior year, primarily as a result of a higher state income tax rate for this year.

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


Item 6.  Exhibits and Reports on Form 8-K

         a) Not applicable.

         b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         KLAMATH FIRST BANCORP, INC.
Date: February 12, 1999                  By:  /s/ Gerald V. Brown
                                         --------------------------------------
                                         Gerald V. Brown, President and
                                         Chief Executive Officer


Date: February 12, 1999                  By:  /s/ Marshall Jay Alexander
                                         --------------------------------------
                                         Marshall Jay Alexander, Senior Vice
                                         President and Chief Financial Officer