Form 10-Q
period 1999-03-31
KLAMATH FIRST BANCORP INC
filed 1999-05-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1999

                                       OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         Commission File Number: 0-26556

                          KLAMATH FIRST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

Oregon                                                                93-1180440
____________________________________________                          __________
State or other jurisdiction of incorporation                    (I.R.S. Employer
or organization)                                          Identification Number)

540 Main Street, Klamath Falls, Oregon                                     97601
Address of principal executive offices)                               (Zip Code)

Registrant's telephone number, including area code:               (541) 882-3444

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

     As of April 21, 1999, there were issued 7,932,676 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                            Page
                                                                        -------
         Consolidated Balance Sheets
         (As of March 31, 1999 and September 30, 1998)                        3

         Consolidated Statements of Earnings (For the three months
         and six months ended March 31, 1999 and 1998)                        4

         Consolidated Statement of Shareholders' Equity
         (For the years ended September 30, 1998 and 1997 and for
         the six months ended March 31, 1999)                                 5

         Consolidated Statements of Cash Flows (For the six
         months ended March 31, 1999 and 1998)                            6 - 7

         Notes to Consolidated Financial Statements                      8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12 - 17

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities                                               18

Item 3.  Defaults Upon Senior Securities                                     18

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 5.  Other Information                                                   18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND SEPTEMBER 30, 1998
                                   (Unaudited)


                                                                          March 31, 1999                     September 30, 1998
ASSETS                                                                -------------------                    ------------------

Cash and due from banks                                                       $23,231,327                           $25,644,460
Interest bearing deposits with banks                                           11,515,185                            11,496,026
Federal funds sold and securities purchased under agreements to resell         18,866,681                            29,844,783
                                                                       ------------------                    ------------------
   Total cash and cash equivalents                                             53,613,193                            66,985,269

Investment securities available for sale, at fair value
  (amortized cost: $168,797,552 and $199,251,123)                             169,953,050                           203,224,184
Investment securities held to maturity, at amortized cost (fair
  value: $915,786 and $2,928,324)                                                 887,238                             2,888,759
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $22,853,866 and $42,741,863)                          23,104,453                            43,335,857
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $2,972,581 and $3,696,444)                                  2,956,964                             3,661,683
Loans receivable, net                                                         720,907,810                           668,146,380
Real estate owned and repossessed assets                                            4,287                                    --
Premises and equipment, net                                                    12,052,038                            12,347,467
Stock in Federal Home Loan Bank of Seattle, at cost                            10,569,700                            10,172,900
Accrued interest receivable                                                     6,634,048                             7,471,717
Core deposit intangible                                                        10,604,679                            11,431,018
Other assets                                                                    1,953,709                             1,637,164
                                                                       ------------------                    ------------------
   Total assets                                                            $1,013,241,169                        $1,031,302,398
                                                                       ==================                    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities                                                        $724,177,185                          $689,541,345
  Accrued interest on deposit liabilities                                       1,200,589                             1,291,784
  Advances from borrowers for taxes and insurance                               3,958,335                             9,420,791
  Advances from Federal Home Loan Bank of Seattle                             167,000,000                           167,000,000
  Short term borrowings                                                                --                            12,112,500
  Accrued interest on borrowings                                                  120,362                               213,957
  Pension liabilities                                                             844,690                               779,392
  Deferred income taxes                                                         1,801,774                             3,655,944
  Other liabilities                                                             5,451,003                             2,205,730
                                                                       ------------------                    ------------------
    Total liabilities                                                         904,553,938                           886,221,443
                                                                       ------------------                    ------------------

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                                    --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   March 31, 1999 - 7,932,676 issued, 6,916,105 outstanding
   September 30, 1998 - 9,916,766 issued, 8,898,972 outstanding                    79,327                                99,168
  Additional paid-in capital                                                   43,884,644                            82,486,183
  Retained earnings-substantially restricted                                   74,242,472                            71,051,445
  Unearned shares issued to ESOP                                               (6,361,225)                           (6,850,550)
  Unearned shares issued to MRDP                                               (4,029,761)                           (4,536,865)
  Net unrealized gain on securities available for sale, net of tax                871,774                             2,831,574
                                                                       ------------------                    ------------------
    Total shareholders' equity                                                108,687,231                           145,080,955
                                                                       ------------------                    ------------------
    Total liabilities and shareholders' equity                             $1,013,241,169                        $1,031,302,398
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


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)

                                                                   Three             Three               Six               Six
                                                            Months Ended      Months Ended      Months Ended      Months Ended
                                                               March 31,         March 31,         March 31,         March 31,
                                                                    1999              1998              1999              1998
                                                          --------------    --------------    --------------    --------------
INTEREST INCOME
  Loans receivable                                           $14,064,649       $12,062,942       $27,904,038       $23,479,371
  Mortgage backed and related securities                         391,092         1,080,062           952,302         2,187,810
  Investment securities                                        2,863,380         3,704,876         6,292,645         7,896,311
  Federal funds sold                                             214,756           191,311           422,316           339,960
  Interest bearing deposits                                      152,623           140,695           392,772           221,722
                                                          --------------    --------------    --------------    --------------
    Total interest income                                     17,686,500        17,179,886        35,964,073        34,125,174
                                                          --------------    --------------    --------------    --------------

INTEREST EXPENSE
  Deposit liabilities                                          7,263,000         7,149,174        14,681,561        14,356,659
  FHLB advances                                                2,135,328         1,748,242         4,346,724         3,437,666
  Other                                                           62,775           225,546           220,434           514,975
                                                          --------------    --------------    --------------    --------------
    Total interest expense                                     9,461,103         9,122,962        19,248,719        18,309,300
                                                          --------------    --------------    --------------    --------------
    Net interest income                                        8,225,397         8,056,924        16,715,354        15,815,874

Provision for loan losses                                        303,000            91,000           426,000           166,000
                                                          --------------    --------------    --------------    --------------
    Net interest income after provision for
      loan losses                                              7,922,397         7,965,924        16,289,354        15,649,874
                                                          --------------    --------------    --------------    --------------

NON-INTEREST INCOME
  Fees and service charges                                       686,215           550,136         1,377,892         1,155,500
  Gain on sale of investments                                    179,135                --           307,328                --
  Gain on sale of real estate owned                               26,179                --            26,179                --
  Other income                                                    54,000            26,359           133,550           117,662
                                                          --------------    --------------    --------------    --------------
    Total non-interest income                                    945,529           576,495         1,844,949         1,273,162
                                                          --------------    --------------    --------------    --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense          2,549,616         2,417,806         4,963,502         4,897,339
  Occupancy expense                                              561,453           515,859         1,120,557         1,036,370
  Data processing expense                                        242,978           241,186           482,783           473,698
  Insurance premium expense                                       77,662           105,859           147,638           173,199
  Loss on sale of investments                                         --                --           112,256                --
  Loss on sale of real estate owned                                5,398                --             5,398                --
  Amortization of core deposit intangible                        413,169           413,169           826,339           826,338
  Other expense                                                1,213,458         1,194,041         2,480,338         2,309,452
                                                          --------------    --------------    --------------    --------------
    Total non-interest expense                                 5,063,734         4,887,920        10,138,811         9,716,396
                                                          --------------    --------------    --------------    --------------

Earnings before income taxes                                   3,804,192         3,654,499         7,995,492         7,206,640

Provision for income tax                                       1,508,741         1,446,726         3,246,226         2,852,793
                                                          --------------    --------------    --------------    --------------

Net earnings                                                  $2,295,451        $2,207,773        $4,749,266        $4,353,847
                                                          ==============    ==============    ==============    ==============

Earnings per common share - basic                                  $0.32             $0.24             $0.59             $0.47
Earnings per common share - fully diluted                          $0.31             $0.23             $0.57             $0.45
Weighted average common shares outstanding - basic             7,261,474         9,272,315         8,095,744         9,259,981
Weighted average common shares outstanding -  with dilution    7,478,127         9,754,449         8,337,116         9,735,105



     See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
 FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998 AND THE SIX MONTHS ENDED MARCH 31, 1999
                                   (Unaudited)



                                                                                 Unearned      Unearned    Unrealized
                         Common      Common    Additional                          shares        shares          gain          Total
                          Stock      Shares       paid-in       Retained           issued        issued     (loss) on  shareholders'
                         Shares      Amount       capital       earnings          to ESOP       to MRDP    securities         equity
                     --------------------------------------- --------------  ------------  ------------  ------------  -------------
Balance at
October 1, 1996 ..    10,242,360   $ 116,124   $110,762,678   $ 59,082,479   $(8,807,850)  $(6,694,470)  $(1,047,987)  $153,410,974

Cash dividends ...          --          --             --       (2,895,234)         --            --            --       (2,895,234)

Net unrealized
gain (loss) on
securities
available for sale .        --          --             --             --            --            --       1,512,041      1,512,041

Stock repurchased
and retire .........  (1,182,936)    (11,829)   (18,866,299)          --            --            --            --      (18,878,128)

ESOP contribution ..      97,865        --          705,260           --         978,650          --            --        1,683,910

MRDP contribution ..      78,293        --             --             --            --       1,071,130          --        1,071,130

Net earnings .....          --          --             --        8,557,750          --            --            --        8,557,750
                     ------------   ----------  ------------   ------------   -----------   -----------   ------------   -----------
Balance at
September 30, 1997 .   9,235,582     104,295     92,601,639     64,744,995    (7,829,200)   (5,623,340)      464,054    144,462,443

Cash dividends .....        --          --             --       (3,244,587)         --            --            --       (3,244,587)

Net unrealized
gain (loss) on
securities
available for sale .        --          --             --             --            --            --       2,367,520      2,367,520

Stock repurchased
and retire .......      (544,085)     (5,440)   (11,556,044)          --            --            --            --      (11,561,484)

ESOP contribution ..      97,865        --        1,029,866           --         978,650          --            --        2,008,516

MRDP contribution ..      78,293        --             --             --            --       1,086,475          --        1,086,475

Exercise of stock
options ..........        31,317         313        410,722           --            --            --            --          411,035

Net earnings .....          --          --             --        9,551,037          --            --           --         9,551,037
                       ----------   ---------   ------------   ------------   -----------   -----------   ------------   -----------
Balance at
September 30, 1998 .   8,898,972      99,168     82,486,183     71,051,445    (6,850,550)   (4,536,865)    2,831,574    145,080,955

Cash dividends ...          --          --             --       (1,558,239)         --            --            --       (1,558,239)

Net unrealized
gain (loss) on
securities
available for sale .        --          --             --             --            --            --      (1,959,800)    (1,959,800)

Stock repurchased
and retire .......    (1,984,090)    (19,841)   (38,960,892)          --            --            --            --      (38,980,733)

ESOP contribution ..        --          --          359,353           --         489,325          --            --          848,678

MRDP contribution ..       1,223        --             --             --            --         507,104          --          507,104

Net earnings .....          --          --             --        4,749,266          --            --            --        4,749,266
                    ------------  ----------   ------------   ------------   -----------   -----------   ------------   ------------
Balance at
March 31, 1999 ...     6,916,105   $  79,327   $ 43,884,644   $ 74,242,472   $(6,361,225)  $(4,029,761)  $    871,774   $108,687,231
                    ============   =========   ============   ============   ===========   ===========   ============   ============

      See notes to consolidated financial statements.


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                                               (Unaudited)

                                                                        Six             Six
                                                               Months Ended    Months Ended
                                                                  March 31,       March 31,
                                                                       1999            1998
                                                             --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ..........................................  $   4,749,266   $   4,353,847

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization .........................      1,447,131       1,398,475
    Provision for loan losses .............................        426,000         166,000
    Compensation expense related to ESOP benefit ..........        848,678       1,077,534
    Compensation expense related to MRDP Trust ............        507,104         542,537
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities        (65,700)       (200,526)
    Increase in deferred loan fees, net of amortization ...        434,825         568,818
    Accretion of discounts on purchased loans .............          2,602          10,790
    Net (gain) loss on sale of real estate owned and
      premises and equipment ..............................        (20,781)           --
    Net (gain) loss on sale of investment and mortgage
      backed and related securities .......................       (195,072)           --
    FHLB stock dividend ...................................       (396,800)       (283,400)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable ...........................        837,669         307,549
    Other assets ..........................................       (396,545)        292,392
    Accrued interest on deposit liabilities ...............        (91,195)       (122,828)
    Accrued interest on borrowings ........................        (93,595)       (236,959)
    Pension liabilities ...................................         65,298          63,298
    Deferred  income taxes ................................       (653,002)        (65,865)
    Other liabilities .....................................        926,974         560,871
                                                             -------------   -------------
Net cash provided by operating activities .................      8,332,857       8,432,533
                                                             -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ....................................     82,130,000      20,000,000
    Proceeds from maturity of investment securities
      available for sale ..................................     29,072,000      53,680,000
    Principal repayments received on mortgage
       backed and related securities held to maturity .....        693,758         802,454
    Principal repayments received on mortgage
       backed and related securities available for sale ...     10,104,457       8,691,824
    Principal repayments received on loans ................     86,664,019      50,064,627
    Loan originations .....................................   (135,767,224)   (101,113,902)
    Loans purchased .......................................     (4,764,023)     (3,894,787)
    Purchase of investment securities held
      to maturity .........................................    (79,711,523)           --
    Purchase of investment securities available
      for sale ............................................     (6,331,027)    (21,570,845)
    Purchase of mortgage backed and related
      securities available for sale .......................           --       (10,040,575)
    Proceeds from sale of investment securities
      available for sale ..................................     10,302,314            --
    Proceeds from sale of mortgage backed and related
      securities available for sale .......................      9,454,776            --
    Proceeds from sale of real estate owned and
      premises and equipment ..............................        258,865            --
    Purchases of premises and equipment ...................       (245,363)       (562,109)
                                                             -------------   -------------
Net cash provided by (used in) investing activities .......      1,861,029      (3,943,313)
                                                             -------------   -------------


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)
                                   (Continued)

                                                                       Six             Six
                                                              Months Ended    Months Ended
                                                                 March 31,       March 31,
                                                                      1999            1998
                                                            --------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase  in deposit liabilities,
      net of withdrawals ..................................  $  34,635,840   $   6,657,202
    Proceeds from FHLB advances ...........................      5,000,000      79,000,000
    Repayments of FHLB advances ...........................     (5,000,000)    (68,500,000)
    Proceeds from short term borrowings ...................      8,595,000      54,104,000
    Repayments of short term borrowings ...................    (20,707,500)    (57,097,500)
    Stock repurchase and retirement .......................    (38,980,733)           --
    Advances from borrowers for tax and insurance .........     (5,462,456)     (5,205,965)
    Dividends paid ........................................     (1,646,113)     (1,668,725)
                                                             -------------   -------------
Net cash provided by (used in) financing activities .......    (23,565,962)      7,289,012
                                                             -------------   -------------
Net (decrease) increase in cash and cash
  equivalents .............................................    (13,372,076)     11,778,232

Cash and cash equivalents at beginning
  of period ...............................................     66,985,269      32,043,196

                                                             -------------   -------------
Cash and cash equivalents at end of period ................  $  53,613,193   $  43,821,428
                                                             =============   =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid .........................................  $  19,433,509   $  18,669,088
    Income taxes paid .....................................      3,001,000       2,724,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale ..................................  ($  1,959,800)  $     404,917
    Dividends declared and accrued in other
      liabilities .........................................        951,920         886,510






    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 1999 and September 30, 1998, the results of operations for the three and six months ended March 31, 1999 and 1998 and the cash flows for the six months ended March 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the three months ended March 31, 1999, the Company's total comprehensive income was $1.8 million compared to $2.2 million for the three months ended March 31, 1998. Total comprehensive income for the three months ended March 31, 1999 was comprised of net income of $2.3 million and other comprehensive loss of $526,025, net of tax. Total comprehensive income for the three months ended March 31, 1998 was comprised of net income of $2.2 million and other comprehensive income of $41,631, net of tax.

For the six months ended March 31, 1999, the Company's total comprehensive income was $2.8 million compared to $4.8 million for the six months ended March 31, 1998. Total comprehensive income for the six months ended March 31, 1999 was comprised of net income of $4.7 million and other comprehensive loss of $1.9 million, net of tax. Total comprehensive income for the six months ended March 31, 1998 was comprised of net income of $4.4 million and other comprehensive income of $404,917, net of tax.

3.  ALLOWANCE FOR LOAN LOSSES



Activity in allowance for loan losses is summarized as follows:

                           Six Months Ended                          Year Ended
                                  March 31,                       September 30,
                                       1999                                1998
                              --------------                      --------------
Balance, beginning of period     $1,949,677                          $1,296,451
Charge-offs                          (3,000)                            (20,774)
Additions                           426,000                             674,000
                              --------------                      --------------

Balance, end of period           $2,372,677                          $1,949,677
                                   ========                            ========

4.       ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 1999 consisted of four short term advances totaling $45.0 million and eight long term advances totaling $122.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                     March 31, 1999                        September 30, 1998
                       ---------------------------------------- -------------------------------------------
                                      Range of        Weighted                   Range of         Weighted
                                      interest         average                   interest          average
                            Amount       rates   interest rate       Amount         rates    interest rate
                       ------------ ------------ -------------  ------------  -------------  --------------
Due within one year .  $ 45,000,000  4.85%-5.12%        4.93%    $30,000,000    5.54%-5.56%          5.55%

After one but within
five years ..........    40,000,000  5.05%-5.70%        5.35%     55,000,000    5.39%-5.74%          5.56%

After five but within
ten years ...........    82,000,000  4.77%-5.24%        4.96%     82,000,000    4.77%-5.24%          4.96%
                       ------------                           --------------
                       $167,000,000                           $  167,000,000
                       ============                           ==============

5.       SHORT TERM BORROWINGS

Securities sold under agreements to repurchase matured and were not renewed during the quarter ended March 31, 1999.

6.       SHAREHOLDERS' EQUITY

In September 1998, the Board of Directors authorized the repurchase of approximately 20 percent of the Company's outstanding common stock. The repurchase was completed through a "Modified Dutch Auction Tender." Under this procedure, the Company's shareholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $18.00 per share and not more than $20.00 per share. Results of the offer were finalized on January 15, 1999 when the Company announced purchase of 1,984,090 shares at $19.50 per share. This represents approximately 85.9 percent of the shares tendered at $19.50 per share or below, and 64.7 percent of all shares tendered. The cost of the shares purchased was approximately $39.0 million. The effect of the transaction is reflected in a reduction in cash and investments and a reduction in equity and with corresponding impact on the performance ratios for the quarter ended March 31, 1999.

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

                                                    For the Three  Months Ended
                                               ------------------------------------
                                                       March  31,         March 31,
                                                             1999              1998
                                               ------------------    --------------
Weighted average common
shares outstanding - basic                              7,261,474         9,272,315
                                               ------------------    --------------
Effect of Dilutive Securities on Number of Shares:
MRDP shares                                                30,181            84,806
Stock options                                             186,472           397,328
                                               ------------------    --------------
Total Dilutive Securities                                 216,653           482,134
                                               ------------------    --------------
Weighted average common shares
 outstanding - with dilution                            7,478,127         9,754,449
                                               ==================    ==============


                                                      For the Six  Months Ended
                                               -------------------------------------
                                                       March  31,         March 31,
                                                             1999              1998
                                               ------------------    ---------------
Weighted average common
shares outstanding - basic                              8,095,744         9,259,981
                                               ------------------    --------------
Effect of Dilutive Securities on Number of Shares:
MRDP shares                                                29,386            80,652
Stock options                                             211,986           394,472
                                               ------------------    --------------
Total Dilutive Securities                                 241,372           475,124
                                               ------------------    --------------
Weighted average common shares
 outstanding - with dilution                            8,337,116         9,735,105
                                               ==================    ==============

8.       REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 1999:

                                                                                             Categorized as "Well
                                                                                               Capitalized" Under
                                                                        For Capital             Prompt Corrective
                                         Actual                   Adequacy Purposes              Action Provision
                              --------------------------    ---------------------------   -----------------------
                                  Amount        Ratio              Amount      Ratio          Amount     Ratio

As of March 31, 1999:         ------------    ----------    ---------------  ----------   ------------  ---------
Total Capital: ......         $ 89,601,101         16.9%    $    42,354,416     8.0%      $ 52,943,020    10.0%
 (To Risk Weighted Assets)
Tier I Capital: .....           87,228,424         16.5%              N/A       N/A         31,765,812     6.0%
 (To Risk Weighted Assets)
Tier I Capital: .....           87,228,424          8.8%         29,759,431     3.0%        49,599,051     5.0%
 (To Total Assets)
Tangible Capital: ...           87,228,424          8.8%         14,879,715     1.5%           N/A         N/A
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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At March 31, 1999, the Company had total consolidated assets of $1.0 billion and consolidated shareholders' equity of $108.7 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on personalized customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association also purchases commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate mortgage loans that meet our existing conservative underwriting standards outside of the current branch market areas.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans increased 40.18% from $9.7 million at March 31, 1998 to $13.7 million at March 31, 1999. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses. The acquisition of 25 branches from Wells Fargo in 1997 contributed to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

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

     Assessment Phase - Assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was approximately 99% complete by March 31, 1999 and assessment will be ongoing until the Year 2000.

     Renovation Phase - This phase includes hardware and software upgrades and system replacements. This step was 100% complete for in-house systems at December 31, 1998. This phase also encompasses ongoing discussions with and monitoring of outside servicers and third- party software providers.

     Validation/Testing Phase - This process includes testing of hardware and software components. Testing is completed by performing extensive tests with the computer dates changed to January 1,2, and 3, 2000. Such testing will continue through June 30, 1999, with the most critical functions tested first. This allows time to correct any discovered deficiencies before the end of 1999. In-house systems and third party service bureaus are 100% tested as of March 31, 1999. The Company is either testing or reviewing test documents of additional third party vendors that are deemed critical to the operations of the Company. Overall, the validation phase is approximately 94% complete as of March 31, 1999.

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

Software purchased from a Fiserv affiliate is used for applications such as accounts payable, fixed assets, and investment portfolio accounting. The investment portfolio accounting software was Year 2000 compatible as of September 30, 1998. During the quarter ended March 31, 1999, the Company converted the accounts payable and fixed asset applications to the Year 2000 ready software provided by the Fiserv affiliate.

Other third party vendors identified by the Company are being monitored for Year 2000 readiness. Validation with critical vendors was approximately 50% complete as of March 31, 1999. Subsequent to the March quarter end, additional results of vendor testing were received, bringing the completion of this phase to a 95% level.

Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing with Federal Reserve has been successfully completed. All ATM machines have been upgraded and are now ready for Year 2000.

Contingency plans are also being developed by the committee. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation. Contingency planning is scheduled for completion by June 30, 1999.

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

To assist customers in understanding Year 2000 issues and to inform them of the Company's preparation activities, brochures regarding Year 2000 preparedness have been distributed to all customers. Another mailing is anticipated during the fiscal year ending September 30, 1999. In addition, the Company has published advertisements in local newspapers and has placed "Year 2000" bulletin boards in all the branches, which contain current information on Year 2000 readiness for the Company and the financial services industry.

The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. As of March 31, 1999, the Company estimated that total Year 2000 implementation costs will be approximately $200,000 and are expected to be expensed over a period of 18 months, affecting fiscal years 1998, 1999, and 2000. This estimate is based on information available at March 31, 1999, and may be revised as additional information and actual costs become available. During the six months ended March 31, 1999 and the year ended September 30, 1998, $58,000 and $89,000 of Year 2000 expenses were incurred and expensed, respectively.

Changes in Financial Condition

At March 31, 1999, the consolidated assets of the Company totaled $1,013.2 million, a decrease of $18.1 million, or 1.75%, from $1,031.3 million at September 30, 1998. The decrease in total assets was primarily a result of the Company's repurchase of 20% of the outstanding common stock in January 1999, reducing cash and investments by $39.0 million.

Net loans receivable increased by $52.8 million, or 7.90%, to $720.9 million at March 31, 1999, compared to $668.1 million at September 30, 1998. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $4.8 million in higher yielding loans on multi-family residential and commercial properties in Oregon during the six months ended March 31, 1999.

Investment securities decreased $35.3 million, or 17.11%, from $206.1 million at September 30, 1998 to $170.8 million at March 31, 1999. This decrease was the result of scheduled maturities, primarily maturities of short term commercial paper. The proceeds from these maturities were used to fund the stock repurchase.

During the six months ended March 31, 1999, $10.8 million of principal payments were received on mortgage backed and related securities ("MBS") and $9.5 million of MBS were sold, reducing the balance of MBS from $47.0 million at September 30, 1998 to $26.0 million at March 31, 1999.

Deposit liabilities increased $34.7 million, or 5.02%, from $689.5 million at September 30, 1998 to $724.2 million at March 31, 1999. Management attributes the increase to the maintaining of competitive rates in our market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. Interest credited on accounts also contributed to the increase. The increase in deposits has been experienced throughout the network of 34 branches.

Advances from borrowers for taxes and insurance decreased $5.5 million from September 30, 1998 to March 31, 1999. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loan receivable portfolio in November partially offset by collection of taxes from borrowers.

Advances from the FHLB of Seattle remained consistent at $167.0 million for September 30, 1998 and March 31, 1999. Short term borrowings at September 30, 1998 consisted of $12.1 million in reverse repurchase agreements. These agreements matured during the quarter ended March 31, 1999, and they were not renewed.

Total shareholders' equity decreased $36.4 million, or 25.09%, from $145.1 million at September 30, 1998 to $108.7 million at March 31, 1999. The decrease is primarily attributable to $39.0 million paid out for the 20% stock repurchase completed in January 1999. Equity was also decreased by a $2.0 million decrease in unrealized gains on securities available for sale during the six month period from September 30, 1998 to March 31, 1999. These decreases were partially offset by $4.7 million in earnings for the year to date.

Results of Operations

         Comparison of Six Months Ended March 31, 1999 and 1998

General. Net income increased by $395,419, or 9.08%, from $4.4 million for the six months ended March 31, 1998 to $4.7 million for the six months ended March 31, 1999. Increases in net interest income and non-interest income were partially offset by increases in non-interest expense.

Interest Income. Additional interest income generated by the $53.0 million increase in average interest earning assets contributed to an increase of $1.8 million in interest income for the six months ended March 31, 1999 compared to 1998. Interest income on loans receivable increased $4.4 million, or 18.84%, from $23.5 million for the six months ended March 31, 1998 to $27.9 million for the same period of 1999. This increase was a result of the $123.2 million increase in average loans receivable. The increase in interest on loans was offset by a $2.8 million decrease in interest on investment and mortgage backed securities. Short term investments matured and interest bearing deposits were liquidated in January 1999 to fund the $39.0 million stock repurchase, reducing average investment balances, thus generating less income. The average yield on interest earning assets decreased 3 basis points to 7.32% for the six months ended March 31, 1999 compared to 7.35% for the same period ended March 31, 1998. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.58% to 2.72% and interest rate margin (net interest income divided by average interest earning assets) remained stable at 3.40% comparing the six month periods.

Interest Expense. Total interest expense increased $939,419, or 5.13%, for the six months ended March 31, 1999 compared to the same period in 1998. Of that increase, $324,902 related to an increase in interest expense on deposit liabilities. This increase was the combined result of a $32.5 million increase in the average deposit balance offset by a 10 basis point reduction in the average rate paid on deposits. The average balance of FHLB advances increased $46.3 million from $120.8 million for the six months ended March 31, 1998 to $167.1 million for the same period ended March 31, 1999 resulting in an increase in interest on FHLB advances of $909,058 for the six months ended March 31, 1999 compared with the same period ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses was $426,000 and there were $3,000 of charge offs during the six months ended March 31, 1999 compared to a $166,000 provision and no charge offs during the six months ended March 31, 1998. As the Company has grown over the last twelve months, the composition of the loan portfolio has changed with increases in construction loans and commercial and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. Because of the Company's history of relatively low loan loss experience, it has historically maintained an allowance for loan losses at a lower percentage of total loans as compared with other institutions with higher risk loan portfolios and higher loss experience. The increased provision for loan losses reflects such changes in the composition of the loan portfolio, although the Company's recent experience has not indicated a deterioration in loan quality. Also, the balance of non-performing loans has increased during the current fiscal year, primarily as a result of the addition of a $1.6 million secured commercial real estate loan as well as six construction loans from two contractors that have passed their maturity dates. The Company is not anticipating any material loss on these loans at this time and sees these as isolated problem assets, not a market or underwriting trend. Subsequent to quarter end, the six construction loans were paid off or brought current and extended.

Non-Interest Income. Non-interest income increased $571,787, or 44.91%, to $1.8 million for the six months ended March 31, 1999 from $1.3 million for the six months ended March 31, 1998. The increase was primarily attributable to increases in fee income related to the increase in deposit accounts subject to service charges and $307,328 gain on sale of investment securities.

Non-Interest Expense. Non-interest expense increased $422,415, or 4.35%, to $10.1 million for the six months ended March 31, 1999, from $9.7 million for the comparable period in 1998. Occupancy expense increased from $1.0 million for the six months ended March 31, 1998 to $1.1 million for the same period in 1999 due to the addition of two branches and expenditures on equipment related to preparing for the Year 2000. Sale of mortgage backed and related securities resulted in a loss of $112,256 which partially offset the gain on sale noted above. The ratio of non-interest expense to average total assets was 1.97% and 1.99% for the six months ended March 31, 1999 and 1998, respectively.

Income Taxes. The provision for income taxes increased $393,433 for the six months ended March 31, 1999 compared with the prior year, primarily as result of a higher state income tax rate for this year.

         Comparison of Three Months Ended March 31, 1999 and 1998

General. Net income increased $87,678, or 3.97%, from $2.2 million for the three months ended March 31, 1998 to $2.3 million for the three months ended March 31, 1999. Increases in net interest income and non-interest income were partially offset by increases in non-interest expense.

Interest Income. Additional interest income generated by the $37.5 million increase in average interest earning assets contributed to an increase of $506,614 in interest income for the three months ended March 31, 1999 compared to 1998. Of this increase, $2.0 million is attributable to increased interest income on loans which was partially offset by a $1.5 million decrease in interest on investment and mortgage backed and related securities. The average yield on interest earning assets decreased 8 basis points to 7.31% for the three months ended March 31, 1999 compared to 7.39% for the same period ended March 31, 1998. Average yield decreased because overall yields are lower due to the downward shift in the yield curve. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.67% to 2.81%, however, interest rate margin (net interest income divided by average interest earning assets) declined from 3.47% to 3.40% comparing the three month periods.

Interest Expense. Total interest expense increased $338,141 for the three months ended March 31, 1999 compared to the same period in 1998. Of that increase, $113,826 related to an increase in interest expense on deposit liabilities. Although average deposits increased by $37.9 million comparing March 31, 1998 to 1999, the average interest paid on interest-bearing deposits decreased 18 basis points from 4.53% for the three months ended March 31, 1998 to 4.35% for the same period ended March 31, 1999. The average balance of FHLB advances increased from $123.9 million for the three months ended March 31, 1998 to $167.0 million for the same period ended March 31, 1999 resulting in an increase in interest on FHLB advances of $387,086 for the three months ended March 31, 1999 compared with the same period ended March 31, 1998.

Provision for Loan Losses. The provision for loan losses was $303,000 and there were no charge offs during the three months ended March 31, 1999 compared to a $91,000 provision and no charge offs during the three months ended March 31, 1998. As noted above, the provision for loan losses was increased in response to changes in the composition of the loan portfolio, although the Company's recent experience has not indicated a deterioration in loan quality.

Non-Interest Income. Non-interest income increased $369,034, or 64.01%, to $945,529 for the three months ended March 31, 1999 from $576,495 for the three months ended March 31, 1998. The increase was primarily attributable to a $136,079 increase in fee income related to the increase in deposit accounts subject to service charges and $179,135 gain on sale of investment securities.

Non-Interest Expense. Non-interest expense increased $175,814, or 3.60%, to $5.1 million for the three months ended March 31, 1999, from $4.9 million for the comparable period in 1998. Of this increase, $131,810 was attributable to an increase in compensation and benefit expense in 1999, reflecting addition of staff related to the addition of two branches during the past year. Occupancy expense increased slightly from $515,859 for the three months ended March 31, 1998 to $561,453 for the three months ended March 31, 1999 due to the addition of the two branches. The ratio of non-interest expense to average total assets was 1.99% and 2.00% for the three months ended March 31, 1999 and 1998, respectively.

Income Taxes. The provision for income taxes increased $62,015 for the three months ended March 31, 1999 compared with the prior year. The increase is a result of a higher state income tax rate for the current year.

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


Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held an annual meeting on January 27, 1999. The election of three directors was brought before the security holders for vote. The following three directors were nominated and elected for three-year terms:

                                            Vote For               Vote Withheld
         Gerald V. Brown                    8,686,072                     25,814
         J. Gillis Hannigan                 8,683,852                     28,034
         Dianne E. Spires                   8,684,766                     27,120

          The following directors continue in office for their respective remaining terms: Rodney N. Murray (two-year term), Bernard Z. Agrons (two-year term), Timothy A. Bailey (one-year term), James D. Bocchi (one-year term), and William C. Dalton (one-year term).

          No additional items were on the agenda of the annual meeting and no items were brought to a vote during the meeting.

Item 5.  Other Information

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

         a)  Not applicable.

         b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                                    SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     KLAMATH FIRST BANCORP, INC.

Date:    May 14, 1999                      By:      /s/ Gerald V. Brown
                                                  ---------------------------
                                                  Gerald V. Brown, President and
                                                  Chief Executive Officer


Date:    May 14, 1999                      By:      /s/ Marshall Jay Alexander
                                                   ---------------------------
                                                   Marshall Jay Alexander,
                                                   Senior Vice President
                                                   and Chief Financial Officer