Form 10-Q
period 1999-06-30
KLAMATH FIRST BANCORP INC
filed 1999-08-13
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1999

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

     As of July 21, 1999, there were outstanding 6,964,227 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.        Financial Information
-------        ----------------------
Item 1.        Financial Statements                                         Page
                                                                         -------
               Consolidated Balance Sheets
               (As of June 30, 1999 and September 30, 1998)                    3

               Consolidated Statements of Earnings (For the three months
               and nine months ended June 30, 1999 and 1998)                   4

               Consolidated Statements of Shareholders' Equity
               (For the years ended September 30, 1998 and 1997 and for
               the nine months ended June 30, 1999)                            5

               Consolidated Statements of Cash Flows (For the nine
               months ended June 30, 1999 and 1998)                        6 - 7

               Notes to Consolidated Financial Statements                 8 - 12

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       13 - 18

Part II.       Other Information
--------       -------------------

Item 1.        Legal Proceedings                                              19

Item 2.        Changes in Securities                                          19

Item 3.        Defaults Upon Senior Securities                                19

Item 4.        Submission of Matters to a Vote of Security Holders            19

Item 5.        Other Information                                              19

Item 6.        Exhibits and Reports on Form 8-K                               19

Signatures                                                                    20


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1999 AND SEPTEMBER 30, 1998
                                   (Unaudited)


                                                                             June 30, 1999    September 30, 1998
ASSETS                                                                     -----------------  ------------------

Cash and due from banks .................................................   $    23,694,978    $    25,644,460
Interest bearing deposits with banks ....................................         8,648,716         11,496,026
Federal funds sold and securities purchased under agreements to resell ..        17,140,774         29,844,783
                                                                            ---------------    ---------------
   Total cash and cash equivalents ......................................        49,484,468         66,985,269

Investment securities available for sale, at fair value
  (amortized cost: $174,869,632 and $199,251,123) .......................       173,754,165        203,224,184
Investment securities held to maturity, at amortized cost (fair
  value: $787,416 and $2,928,324) .......................................           770,120          2,888,759
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $38,909,526 and $42,741,863) ...................        38,621,556         43,335,857
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $2,744,416 and $3,696,444) ..........................         2,742,929          3,661,683
Loans receivable, net ...................................................       727,255,499        668,146,380
Real estate owned and repossessed assets ................................           273,535               --
Premises and equipment, net .............................................        11,830,730         12,347,467
Stock in Federal Home Loan Bank of Seattle, at cost .....................        10,760,700         10,172,900
Accrued interest receivable .............................................         7,430,882          7,471,717
Core deposit intangible .................................................        10,191,510         11,431,018
Other assets ............................................................         2,337,374          1,637,164
                                                                            ---------------    ---------------
   Total assets .........................................................   $ 1,035,453,468    $ 1,031,302,398
                                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $   726,829,006    $   689,541,345
  Accrued interest on deposit liabilities ...............................         1,271,376          1,291,784
  Advances from borrowers for taxes and insurance .......................         6,948,624          9,420,791
  Advances from Federal Home Loan Bank of Seattle .......................       187,000,000        167,000,000
  Short term borrowings .................................................              --           12,112,500
  Accrued interest on borrowings ........................................            35,895            213,957
  Pension liabilities ...................................................           877,339            779,392
  Deferred federal and state income taxes ...............................           695,797          3,655,944
  Other liabilities .....................................................         3,274,876          2,205,730
                                                                            ---------------    ---------------
    Total liabilities ...................................................       926,932,913        886,221,443
                                                                            ---------------    ---------------

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                 --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   June 30, 1999 - 7,908,377 issued, 6,964,227 outstanding
   September 30, 1998 - 9,916,766 issued, 8,898,972 outstanding .........            79,084             99,168
  Additional paid-in capital ............................................        43,688,961         82,486,183
  Retained earnings-substantially restricted ............................        75,266,031         71,051,445
  Unearned shares issued to ESOP ........................................        (6,116,563)        (6,850,550)
  Unearned shares issued to MRDP ........................................        (3,526,827)        (4,536,865)
  Net unrealized loss on securities available for sale, net of tax ......          (870,131)         2,831,574
                                                                            ---------------    ---------------
    Total shareholders' equity ..........................................       108,520,555        145,080,955
                                                                            ---------------    ---------------
    Total liabilities and shareholders' equity ..........................   $ 1,035,453,468    $ 1,031,302,398
                                                                            ===============    ===============


      See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                    Three         Three          Nine          Nine
                                                             Months Ended  Months Ended  Months Ended  Months Ended
                                                                 June 30,      June 30,      June 30,      June 30,
                                                                     1999          1998          1999          1998
                                                            --------------  ------------  ------------ --------------
INTEREST INCOME
  Loans receivable ........................................   $14,287,654   $12,805,756   $42,191,692   $36,285,128
  Mortgage backed and related securities ..................       394,188       815,350     1,346,490     3,003,161
  Investment securities ...................................     2,680,817     3,610,547     8,973,462    11,506,858
  Federal funds sold ......................................       260,157       223,879       682,473       563,839
  Interest bearing deposits ...............................       178,988       254,666       571,760       476,387
                                                              -----------   -----------   -----------   -----------
    Total interest income .................................    17,801,804    17,710,198    53,765,877    51,835,373
                                                              -----------   -----------   -----------   -----------

INTEREST EXPENSE
  Deposit liabilities .....................................     7,213,918     7,261,297    21,895,479    21,617,957
  FHLB advances ...........................................     2,193,605     2,210,515     6,540,329     5,648,181
  Other ...................................................        33,030       238,422       253,464       753,397
                                                              -----------   -----------   -----------   -----------
    Total interest expense ................................     9,440,553     9,710,234    28,689,272    28,019,535
                                                              -----------   -----------   -----------   -----------
    Net interest income ...................................     8,361,251     7,999,964    25,076,605    23,815,838

Provision for loan losses .................................       243,000       198,000       669,000       364,000
                                                              -----------   -----------   -----------   -----------
    Net interest income after provision for
      loan losses .........................................     8,118,251     7,801,964    24,407,605    23,451,838
                                                              -----------   -----------   -----------   -----------

NON-INTEREST INCOME
  Fees and service charges ................................       749,074       591,528     2,126,966     1,747,028
  Gain on sale of investments .............................        22,106       189,661       329,435       189,661
  Gain on sale of real estate owned .......................          --            --          26,179          --
  Other income ............................................        55,662        42,180       189,212       159,842
                                                              -----------   -----------   -----------   -----------
    Total non-interest income .............................       826,842       823,369     2,671,792     2,096,531
                                                              -----------   -----------   -----------   -----------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense .....     2,648,891     2,361,607     7,612,394     7,258,946
  Occupancy expense .......................................       543,532       508,317     1,664,089     1,544,687
  Data processing expense .................................       214,317       246,640       697,100       720,339
  Insurance premium expense ...............................        74,509        43,007       222,147       216,205
  Loss on sale of investments .............................          --            --         112,256          --
  Loss on sale of real estate owned .......................          --            --           5,398          --
  Amortization of core deposit intangible .................       413,169       413,169     1,239,508     1,239,508
  Other expense ...........................................     1,868,350     1,259,609     4,348,688     3,569,060
                                                              -----------   -----------   -----------   -----------
    Total non-interest expense ............................     5,762,768     4,832,349    15,901,580    14,548,745
                                                              -----------   -----------   -----------   -----------

Earnings before income taxes ..............................     3,182,325     3,792,984    11,177,817    10,999,624

Provision for income tax ..................................     1,291,968     1,302,438     4,538,194     4,155,231
                                                              -----------   -----------   -----------   -----------
Net earnings ..............................................   $ 1,890,357   $ 2,490,546   $ 6,639,623   $ 6,844,393
                                                              ===========   ===========   ===========   ===========

Earnings per common share - basic .........................   $      0.27   $      0.28   $      0.86   $      0.74
Earnings per common share - fully diluted .................   $      0.26   $      0.26   $      0.83   $      0.71
Weighted average common shares outstanding - basic ........     7,020,994     9,056,453     7,737,494     9,192,138
Weighted average common shares outstanding -  with dilution     7,164,093     9,441,551     7,952,159     9,637,698





     See notes to consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED SEPTEMBER 30, 1997 AND 1998 AND
                      THE NINE MONTHS ENDED JUNE 30, 1999
                                   (Unaudited)

                                                                                 Unearned       Unearned   Unrealized
                           Common      Common      Additional                      shares         shares         gain          Total
                            Stock       Stock         paid-in      Retained        issued         issued    (loss) on  shareholders'
                           Shares      Amount         capital      earnings       to ESOP        to MRDP   securities         equity
                      -----------    --------    ------------   -----------  ------------   ------------ ------------  -------------
Balance at
October 1, 1996        10,242,360    $116,124    $110,762,678   $59,082,479  ($8,807,850)   ($6,694,470) ($1,047,987)   $153,410,974

Cash dividends ....          --          --             --       (2,895,234)        --             --           --       (2,895,234)

Net unrealized
gain on securities
available for sale           --          --             --             --           --             --      1,512,041      1,512,041

Stock repurchased
and retired .......    (1,182,936)    (11,829)   (18,866,299)          --           --             --           --      (18,878,128)

ESOP contribution .        97,865        --          705,260           --        978,650           --           --        1,683,910

MRDP contribution .        78,293        --             --             --           --        1,071,130         --        1,071,130

Net earnings ......          --          --             --        8,557,750         --             --           --        8,557,750
                      -----------    --------    -----------    -----------  -----------    -----------  -----------    -----------
Balance at
September 30, 1997      9,235,582     104,295     92,601,639     64,744,995   (7,829,200)    (5,623,340)     464,054    144,462,443

Cash dividends ....          --          --             --       (3,244,587)        --             --           --       (3,244,587)

Net unrealized
gain on securities
available for sale           --          --             --             --           --             --      2,367,520      2,367,520

Stock repurchased
and retired .......      (544,085)     (5,440)   (11,556,044)          --           --             --           --      (11,561,484)

ESOP contribution .        97,865        --        1,029,866           --        978,650           --           --        2,008,516

MRDP contribution .        78,293        --             --             --           --        1,086,475         --        1,086,475


Exercise of
stock options .....        31,317         313        410,722           --           --             --           --          411,035

Net earnings ......          --          --             --        9,551,037         --             --           --        9,551,037
                      -----------    --------    -----------    -----------  -----------    -----------  -----------    -----------
Balance at
September 30, 1998      8,898,972      99,168     82,486,183     71,051,445   (6,850,550)    (4,536,865)   2,831,574    145,080,955

Cash dividends ....          --          --             --       (2,425,037)        --             --           --       (2,425,037)

Net unrealized
loss on
securities
available for sale           --          --             --             --           --             --     (3,701,705)    (3,701,705)

Stock repurchased
and retired .......    (2,008,389)    (20,084)   (39,314,056)          --           --             --           --      (39,334,140)

ESOP contribution .          --          --          500,140           --        733,987           --           --        1,234,127

MRDP contribution .        73,644        --           16,694           --           --        1,010,038         --        1,026,732

Net earnings ......          --          --             --        6,639,623         --             --           --        6,639,623
                       ----------    --------    -----------    -----------  -----------    -----------  -----------    -----------
Balance at
June 30, 1999 .....     6,964,227    $ 79,084    $43,688,961    $75,266,031  ($6,116,563)   ($3,526,827) ($  870,131)  $108,520,555
                       ==========    ========    ===========    ===========  ===========    ===========  ===========    ===========

      See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

                                                                            Nine             Nine
                                                                    Months Ended     Months Ended
                                                                        June 30,         June 30,
                                                                            1999             1998
                                                                   --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ................................................   $   6,639,623    $   6,844,393

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization ...............................       2,170,315        2,099,424
    Provision for loan losses ...................................         669,000          364,000
    Compensation expense related to ESOP benefit ................       1,234,127        1,583,544
    Compensation expense related to MRDP Trust ..................       1,026,732        1,082,292
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities .....          42,134         (118,332)
    Increase in deferred loan fees, net of amortization .........         498,388          957,607
    Accretion of discounts on purchased loans ...................             900           14,673
    Net gain on sale of real estate owned and
      premises and equipment ....................................         (20,781)            --
    Net gain on sale of investment and mortgage
      backed and related securities .............................        (217,179)        (189,661)
    FHLB stock dividend .........................................        (587,800)        (444,100)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .................................          40,835       (1,010,779)
    Other assets ................................................        (820,210)         (20,824)
    Accrued interest on deposit liabilities .....................         (20,408)         (30,621)
    Accrued interest on borrowings ..............................        (178,062)        (219,231)
    Pension liabilities .........................................          97,947           95,947
    Deferred  income taxes ......................................        (691,360)          37,210
    Other liabilities ...........................................       1,242,143          926,963
                                                                    -------------    -------------
Net cash provided by operating activities .......................      11,126,344       11,972,505
                                                                    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ..........................................      82,245,000       20,000,000
    Proceeds from maturity of investment securities
      available for sale ........................................      34,072,000       77,180,000
    Principal repayments received on mortgage
       backed and related securities held to maturity ...........         904,705        1,345,395
    Principal repayments received on mortgage
       backed and related securities available for sale .........      12,816,215       17,092,223
    Principal repayments received on loans ......................     127,964,628       85,300,991
    Loan originations ...........................................    (184,108,981)    (170,838,668)
    Loans purchased .............................................      (4,764,023)      (5,094,787)
    Loans sold ..................................................         119,350             --
    Purchase of investment securities held
      to maturity ...............................................     (79,711,523)            --
    Purchase of investment securities available
      for sale ..................................................     (21,361,687)     (41,817,595)
    Purchase of mortgage backed and related
      securities available for sale .............................     (18,827,640)     (10,040,575)
    Purchase of FHLB stock ......................................              --       (1,316,200)
    Proceeds from sale of investment securities
      available for sale ........................................      11,834,420        9,014,539
    Proceeds from sale of mortgage backed and related
      securities available for sale .............................       9,454,776        9,656,938
    Proceeds from sale of real estate owned and
      premises and equipment ....................................         258,865             --
    Purchases of premises and equipment .........................        (294,070)      (1,275,012)
                                                                    -------------    -------------
Net cash used in investing activities ...........................     (29,397,965)     (10,792,751)
                                                                    -------------    -------------


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)
                                   (Continued)
                                                                             Nine             Nine
                                                                     Months Ended     Months Ended
                                                                         June 30,         June 30,
                                                                             1999             1998
                                                                   ---------------  ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase  in deposit liabilities,
      net of withdrawals ........................................   $  37,287,661    $   5,285,384
    Proceeds from FHLB advances .................................     165,000,000      139,000,000
    Repayments of FHLB advances .................................    (145,000,000)    (108,000,000)
    Proceeds from short term borrowings .........................       8,595,000       70,156,821
    Repayments of short term borrowings .........................     (20,707,500)     (73,209,321)
    Stock repurchase and retirement .............................     (39,334,140)     (11,561,483)
    Stock options exercised .....................................              --          411,035
    Advances from borrowers for tax and insurance ...............      (2,472,167)      (2,251,925)
    Dividends paid ..............................................      (2,598,034)      (2,555,235)
                                                                    -------------    -------------
Net cash provided by financing activities .......................         770,820       17,275,276
                                                                    -------------    -------------
Net (decrease) increase in cash and cash
  equivalents ...................................................     (17,500,801)      18,455,030

Cash and cash equivalents at beginning
  of period .....................................................      66,985,269       32,043,196

                                                                    -------------    -------------
Cash and cash equivalents at end of period ......................   $  49,484,468    $  50,498,226
                                                                    =============    =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME TAXES PAID
    Interest paid ...............................................   $  28,887,742    $  28,171,707
    Income taxes paid ...........................................       4,656,000        4,195,275

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale ........................................   ($  3,701,705)   $     628,956
    Dividends declared and accrued in other
      liabilities ...............................................         949,005          892,509













    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Klamath First Bancorp, Inc. (the "Company") include all the accounts of Klamath First Bancorp, Inc. and the consolidated accounts of its wholly-owned subsidiary, Klamath First Federal Savings and Loan Association (the "Association"). Significant intercompany balances and transactions have been eliminated in the consolidation. In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of the Company's financial condition as of June 30, 1999 and September 30, 1998, results of operations for the three and nine months ended June 30, 1999 and 1998 and cash flows for the nine months ended June 30, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

For the three months ended June 30, 1999, the Company's total comprehensive income was $148,452 compared to $2.7 million for the three months ended June 30, 1998. Total comprehensive income for the three months ended June 30, 1999 was comprised of net income of $1.9 million and other comprehensive loss of $1.7 million, net of tax. Total comprehensive income for the three months ended June 30, 1998 was comprised of net income of $2.5 million and other comprehensive income of $224,039, net of tax.

For the nine months ended June 30, 1999, the Company's total comprehensive income was $2.9 million compared to $7.5 million for the nine months ended June 30, 1998. Total comprehensive income for the nine months ended June 30, 1999 was comprised of net income of $6.6 million and other comprehensive loss of $3.7 million, net of tax. Total comprehensive income for the nine months ended June 30, 1998 was comprised of net income of $6.8 million and other comprehensive income of $628,956, net of tax.

3.  ALLOWANCE FOR LOAN LOSSES

Activity in allowance for loan losses is summarized as follows:

                            Nine Months Ended             Year Ended
                                     June 30,          September 30,
                                         1999                   1998
                                --------------         --------------
Balance, beginning of period       $1,949,677             $1,296,451
Charge-offs                            (3,000)               (20,774)
Additions                             669,000                674,000
                                --------------         --------------
Balance, end of period             $2,615,677             $1,949,677
                                ==============         ==============

4.    ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 1999 consisted of nine long term advances totaling $187.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                         June 30, 1999                                September 30, 1998
                        -----------------------------------------------   -----------------------------------------------
                                          Range of             Weighted                     Range of             Weighted
                                          interest              average                     interest              average
                              Amount         rates        interest rate        Amount          rates        interest rate
                        -------------  -----------      ---------------   ------------   -----------      ---------------
Due within one year .            $--          --                --        $ 30,000,000   5.54%-5.56%                5.55%

After one but within
five years ..........     40,000,000   4.97%-5.70%                 5.32%    55,000,000   5.39%-5.74%                5.56%

After five but within
ten years ...........    147,000,000   4.77%-5.87%                 5.33%    82,000,000   4.77%-5.24%                4.96%
                        ------------                                      ------------
                        $187,000,000                                      $167,000,000
                        ============                                      ============

5.    SHORT TERM BORROWINGS

Securities sold under agreements to repurchase at September 30, 1998 matured during the quarter ended March 31, 1999 and were not renewed.

6.    SHAREHOLDERS' EQUITY

In September 1998, the Board of Directors authorized the repurchase of approximately 20 percent of the Company's outstanding common stock. The repurchase was completed through a "Modified Dutch Auction Tender." Under this procedure, the Company's shareholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $18.00 per share and not more than $20.00 per share. Results of the offer were finalized on January 15, 1999 when the Company announced purchase of 1,984,090 shares at $19.50 per share. This represents approximately 85.9 percent of the shares tendered at $19.50 per share or below, and 64.7 percent of all shares tendered. The cost of the shares purchased was approximately $39.3 million. The effect of the transaction is reflected in a reduction in cash and investments and a reduction in equity with a corresponding impact on the performance ratios for the quarter ended June 30, 1999.

7.    EARNINGS PER SHARE ("EPS")

Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not vested under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.


                                                                       For the Nine Months Ended
                                                                ----------------------------------
                                                                   June 30, 1999     June 30, 1998
                                                                -----------------    -------------

Effect of Dilutive Securities on Number of Shares
(Denominator):
MRDP shares .....................................................          24,715           66,256
Stock options ...................................................         189,950          379,304
                                                                    -------------    -------------
Total Dilutive Securities .......................................         214,665          445,560
                                                                    =============    =============

                                                                       For the Three Months Ended
                                                                   -------------------------------
                                                                    June 30, 1998    June 30, 1999
                                                                    -------------    -------------
Effect of Dilutive Securities on Number of Shares
(Denominator):
MRDP shares .....................................................           1,634           37,651
Stock options ...................................................         141,465          347,447
                                                                    -------------    -------------
Total Dilutive Securities .......................................         143,099          385,098
                                                                    =============    =============


8.   REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 1999:


                                                                         Categorized as "Well
                                                                           Capitalized" Under
                                                           For Capital      Prompt Corrective
                                     Actual          Adequacy Purposes       Action Provision
                            ---------------------- -------------------- ---------------------

                                 Amount     Ratio      Amount    Ratio      Amount     Ratio
As of June 30, 1999:        ------------   ------- -----------  ------- -----------   -------
Total Capital: ...........   $92,460,511     17.4% $42,635,584     8.0% $53,264,480     10.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........    89,844,834     16.9%         N/A     N/A   31,976,688      6.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........    89,844,834      8.8%  30,547,675     3.0%  50,912,791      5.0%
 (To Total Assets)
Tangible Capital: ........    89,844,834      8.8%  15,273,837     1.5%         N/A      N/A
 (To Tangible Assets)


9.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No.133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. This Statement is effective for fiscal years beginning after June 15, 2000. The Statement should not be applied retroactively to financial statements of prior periods.

The Company has determined that it currently has no instruments or contracts that meet the scope of SFAS No. 133. Accordingly, the adoption of this statement in 2001 is not expected to have a material impact on the financial statements of the Company.

10.  RECENTLY ISSUED REGULATORY GUIDANCE

In December 1998, the Office of Thrift Supervision released two final policy statements: Thrift Bulletin 13a ("TB 13a") and a rule on financial derivatives. The financial derivatives rule allows institutions to engage in transactions with derivatives to the extent that such transactions are authorized under applicable law and are otherwise safe and sound. In addition, the use of financial derivatives should generally be limited to transactions which reduce risk exposure. As noted above, the Company does not currently hold any derivative instruments.

Thrift Bulletin 13a provides guidance on the management of interest rate risk, investment securities, and derivatives activities as well as providing a description of how the "Sensitivity to Market Risk" rating will be determined. "Sensitivity to Market Risk" represents the "S" component of the CAMELS rating which is used by regulators in their evaluation of financial institutions. TB 13a also provides implementation guidance for the Federal Financial Institutions Examination Council's ("FFIEC") 1998 Supervisory Statement on Investment Securities and End-user Derivative Activities. TB 13a replaces a number of Thrift Bulletins including TB 13, "Responsibilities of Directors and Management with Regard to Interest Rate Risk," TBs 13-1 and 13-2, "Implementation of TB 13," TB 52, "Supervisory Statement of Policy on Securities Activities," TB 52-1, "Mismatched Floating Rate CMOs," and TB 65 "Structured Notes."

The Office of Thrift Supervision ("OTS") has established detailed minimum guidelines for two areas of interest rate risk management. These guidelines establish minimum expectations for (1) the establishment and maintenance of board-approved risk limits and (2) an institution's ability to measure their interest rate risk exposure.

Each thrift's board of directors is responsible for the establishment of risk limits for the institution. The interest rate risk limits are expected to include limits on the change in net portfolio value ("NPV") as well as limits on earnings sensitivity.

The NPV limits should specify the minimum NPV ratio (calculated by dividing the NPV, previously referred to as the market value of portfolio equity ("MVPE"), by the present value of the institution's assets for a given rate scenario) the board is willing to allow under interest rate shifts of 100, 200, and 300 basis points up and down. Both the NPV limits and the actual NPV forecast calculations will play a role in determining a thrift's Sensitivity to Market Risk. The prudence of the limits and the compliance with board-prescribed limits will be factors in the determination as to whether or not the institution's risk management is sufficient. In addition, the NPV ratio permitted by the institution's policies under an adverse 200 basis point rate shift scenario is combined with the institution's current interest rate sensitivity to determine the institution's "Level of Interest Rate Risk." The level of interest rate risk is then utilized in conjunction with an assessment of the "Quality of Risk Management Practices" to determine the "S" component of the CAMELS rating.

The Company's board of directors had established risk limits under the previous guidance in TB 13. These guidelines have been revised and approved to bring them into compliance with TB 13a.

As part of TB 13a, the OTS developed a matrix for determining a thrift's "Level of Interest Rate Risk" based on post-shock NPV and interest rate sensitivity. The matrix categorizes institutions as having minimal, moderate, significant or high levels of interest rate risk. Based on these guidelines in TB 13a, as of June 30, 1999 the Association is considered to be in the "significant risk" category. The board of directors has adopted a plan for management and improvement of the Company's interest rate risk position.

Because the Company is well capitalized, the excess equity provides a buffer for interest rate risk. In other words, the high level of equity can absorb considerable change in NPV due to interest rate changes.

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At June 30, 1999, the Company had total consolidated assets of $1.0 billion and consolidated shareholders' equity of $108.5 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

As a traditional, community-oriented, savings and loan, the Association focuses on personalized customer service within its principal market area. The Association's primary market activity is attracting deposits from the general public and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and, to a lesser extent, loans on commercial property and multi-family dwellings. To supplement internal growth generated through its branch network, the Association also purchases commercial real estate and multi-family residential loans from other Oregon financial institutions, as well as using mortgage brokers to locate mortgage loans that meet its existing conservative underwriting standards outside of the current branch market areas.

Subsequent to June 30, 1999, the Company announced that it will begin offering investment services through a new subsidiary of the Association, Klamath First Financial Services. The new subsidiary will offer general securities trading as well as financial and retirement planning to customers of the Company and the public at large.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans increased 45.63% from $10.3 million at June 30, 1998 to $15.0 million at June 30, 1999. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums, and miscellaneous other expenses. The acquisition of 25 branches from Wells Fargo in 1997 contributed to improvement of the Company's non-interest income by providing a larger customer base to generate service charge and fee income.

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

Year 2000 Readiness

The Company's computer systems and infrastructure are ready for the Year 2000. The following information explains the process that Klamath First Bancorp, Inc. used to achieve Year 2000 readiness.

Background. As with other organizations, some of the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. Calculations performed using these truncated fields may not work properly with dates beyond 1999. Correct processing of date oriented information is critical to the operation of all financial institutions because computer systems track deposit account and loan balances, record transaction activity in accounts, and calculate interest amounts, among other activities. Failure of these processes could severely hinder the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. The committee, consisting of executive management, technical staff, and a full time project manager, chose to use the Office of Thrift Supervision Year 2000 Checklist as a guide for Year 2000 preparation. The committee also used a Year 2000 Testing Guide and Contingency Guide provided by Alex Information Systems, Inc. to complement the OTS checklist.

Process. The FFIEC issued guidelines for Year 2000 project management by financial institutions, which were followed by the Company. These guidelines identified the following five steps for Year 2000 conversion programs:

     Awareness Phase - Define the Year 2000 problem and establish a Year 2000 program team and overall strategy. This step was completed by the Company as of September 30, 1997.

     Assessment Phase - Assess the size and complexity of the problem and detail the magnitude of effort necessary to address Year 2000 issues, including hardware, software, networks, automated teller machines, etc. This step was approximately 99% complete by June 30, 1999 and assessment will be ongoing until the Year 2000.

     Renovation Phase - This phase includes hardware and software upgrades and system replacements. This step was 100% complete for in-house systems at December 31, 1998. This phase also encompasses ongoing discussions with and monitoring of outside servicers and third-party software providers.

     Validation/Testing Phase - This process includes testing of hardware and software components. Testing is completed by performing extensive tests with the computer dates changed to January 1,2, and 3, 2000. Such testing continued through June 30, 1999, with the most critical functions tested first. This allows time to correct any discovered deficiencies before the end of 1999. In-house systems and third party service bureaus are 100% tested as of June 30, 1999. The Company is either testing or reviewing test documents of additional third party vendors that are deemed critical to the operations of the Company. Overall, the validation phase is considered 100% complete as of June 30, 1999.

     Implementation Phase - Systems successfully tested will be certified as Year 2000 compliant. For any system failing validation testing, the business impact must be assessed and a contingency plan implemented. This phase has been completed as of June 30, 1999.

All personal computers ("PCs") and related software throughout the Company have been inventoried and tested for Year 2000 capability. The Company used two testing methods, BIOS and off line, for PC certification of Year 2000 compatibility. PCs were required to pass both tests to be considered ready for Year 2000. As of September 30, 1998, all of the Company's PCs were Year 2000 compatible. The Company's Wide Area Network and various Local Area Networks were also upgraded, tested, and determined to be Year 2000 prepared.

Data processing for the Company is provided by Fiserv, the nation's largest third party service bureau serving financial institutions. Fiserv has stated that all their processing was Year 2000 ready of as June 30, 1998. The Company successfully performed test procedures for critical service bureau processes in December 1998 and in April 1999.

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

Other third party vendors identified by the Company were monitored for Year 2000 readiness. Validation with critical vendors was 100% complete as of June 30, 1999.

Critical data processing applications, in addition to those provided by the service bureau, have been identified. These include applications such as electronic processing through the Federal Reserve Bank and ATM processing. Testing with Federal Reserve has been successfully completed. All ATM machines have been upgraded and are now ready for Year 2000.

Contingency plans were developed by the committee. The contingency plans address actions to be taken to continue operations in the event of system failure due to areas that cannot be tested in advance, such as power and telephone service, which are vital to business continuation. Contingency planning was 100% complete as of June 30, 1999.

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

To assist customers in understanding Year 2000 issues and to inform them of the Company's preparation activities, brochures regarding Year 2000 preparedness have been distributed to all customers. Another mailing is anticipated during the quarter ending September 30, 1999. In addition, the Company has published advertisements in local newspapers and has placed "Year 2000" bulletin boards in all the branches, which contain current information on Year 2000 readiness for the Company and the financial services industry.

Conclusion. The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations in any given year. As of June 30, 1999, the Company estimated that total Year 2000 implementation costs will be approximately $200,000 and are expected to be expensed over a period of 18 months, affecting fiscal years 1998, 1999, and 2000. This estimate is based on information available at June 30, 1999, and may be revised as additional information and actual costs become available. During the nine months ended June 30, 1999 and the year ended September 30, 1998, $80,000 and $89,000 of Year 2000 expenses were incurred and expensed, respectively.

Changes in Financial Condition

At June 30, 1999, the consolidated assets of the Company totaled $1,035.5 million, an increase of $4.2 million, or 0.40%, from $1,031.3 million at September 30, 1998. The increase in total assets was primarily a result of $59.2 million growth in loans which offset the Company's repurchase of 20% of the outstanding common stock in January 1999, which reduced cash and investments by $39.0 million.

Net loans receivable increased by $59.2 million, or 8.85%, to $727.3 million at June 30, 1999, compared to $668.1 million at September 30, 1998. The increase was primarily the result of continued new loan demand exceeding loan repayments, augmented by the Company's purchase of $4.8 million in higher yielding loans on multi-family residential and commercial properties in Oregon during the nine months ended June 30, 1999.

Investment securities decreased $31.6 million, or 15.33%, from $206.1 million at September 30, 1998 to $174.5 million at June 30, 1999. This decrease was the result of scheduled maturities, primarily maturities of short term commercial paper. The proceeds from these maturities were used to fund the stock repurchase.

During the nine months ended June 30, 1999, $13.7 million of principal payments were received on mortgage backed and related securities ("MBS") and $9.5 million of MBS were sold, thus reducing the balance of MBS. This reduction was partially offset by the purchase of $18.8 million in Collateralized Mortgage Obligations resulting in a net decrease in total MBS from $47.0 million at September 30, 1998 to $41.4 million at June 30, 1999.

Deposit liabilities increased $37.3 million, or 5.41%, from $689.5 million at September 30, 1998 to $726.8 million at June 30, 1999. Management attributes the increase to the maintaining of competitive rates in its market areas as well as the use of an automated on-line personal computer-based system to market deposits nationally. The increase in deposits has been experienced throughout the network of 34 full service branches.

Advances from borrowers for taxes and insurance decreased $2.5 million from September 30, 1998 to June 30, 1999. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loan receivable portfolio in November partially offset by collection of taxes from borrowers.

Advances from the FHLB of Seattle increased from $167.0 million at September 30, 1998 to $187.0 million at June 30, 1999. The increase was used to fund loan growth. During the quarter ended June 30, 1999, the Company converted adjustable rate borrowings to fixed rate three- to five-year maturity borrowings as a strategic move to improve interest rate risk. Short term borrowings at September 30, 1998 consisted of $12.1 million in reverse repurchase agreements. These agreements matured during the quarter ended March 31, 1999, and they were not renewed.

Total shareholders' equity decreased $36.6 million, or 25.20%, from $145.1 million at September 30, 1998 to $108.5 million at June 30, 1999. The decrease is primarily attributable to $39.0 million paid out for the 20% stock repurchase completed in January 1999. Equity was also decreased by a $3.7 million decrease in unrealized gains on securities available for sale during the nine month period from September 30, 1998 to June 30, 1999. These decreases were partially offset by $6.6 million in earnings for the year to date.

Results of Operations

     Comparison of Nine Months Ended June 30, 1999 and 1998

General. Net interest income increased by $1.3 million from $23.8 million for the nine months ended June 30, 1998 to $25.1 million for the same period in 1999. This increase was the combined result of an increase in interest income and a decrease in interest expense. Net income decreased by $204,770, or 2.99%, from $6.8 million for the nine months ended June 30, 1998 to $6.6 million for the nine months ended June 30, 1999.

Increases in net interest income and non-interest income were offset by increases in the provision for loan losses and non-interest expense.

Interest Income. Additional interest income generated by the $41.6 million increase in average interest earning assets contributed to an increase of $1.3 million in interest income for the nine months ended June 30, 1999 compared to 1998. Interest income on loans receivable increased $5.9 million, or 16.28%, from $36.3 million for the nine months ended June 30, 1998 to $42.2 million for the same period of 1999. This increase was a result of the $116.7 million increase in average loans receivable. The increase in interest on loans was offset by a $4.2 million decrease in interest on investment and mortgage backed securities. Short term investments matured and interest bearing deposits were liquidated in January 1999 to fund the $39.0 million stock repurchase, reducing average investment balances, thus generating less income. The average yield on interest earning assets decreased 5 basis points to 7.29% for the nine months ended June 30, 1999 compared to 7.34% for the same period ended June 30, 1998. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.57% to 2.75% and interest rate margin (net interest income divided by average interest earning assets) improved slightly from 3.37% to 3.40% comparing the nine month periods.

Interest Expense. Total interest expense increased $669,737, or 2.39%, for the nine months ended June 30, 1999 compared to the same period in 1998. Of that increase, $277,522 related to an increase in interest expense on deposit liabilities. This increase was the combined result of a $35.5 million increase in the average deposit balance offset by a 19 basis point reduction in the average rate paid on deposits. The average balance of FHLB advances increased $34.7 million from $133.8 million for the nine months ended June 30, 1998 to $168.5 million for the same period ended June 30, 1999 resulting in an increase in interest on FHLB advances of $892,148 for the nine months ended June 30, 1999 compared with the same period ended June 30, 1998.

Provision for Loan Losses. The provision for loan losses was $669,000 and there were $3,000 of charge offs during the nine months ended June 30, 1999 compared to a $364,000 provision and $20,774 of charge offs during the nine months ended June 30, 1998. As the Company has grown over the last twelve months, the composition of the loan portfolio has changed with increases in construction loans and commercial and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four- family residential mortgages. Because of the Company's history of relatively low loan loss experience, it has historically maintained an allowance for loan losses at a lower percentage of total loans as compared with other institutions with higher risk loan portfolios and higher loss experience. The increased provision for loan losses reflects such changes in the composition of the loan portfolio, although the Company's recent experience has not indicated a deterioration in loan quality. The balance of non-performing loans has increased during the current fiscal year, primarily as a result of the addition of a $1.6 million secured commercial real estate loan and a $1.5 million land development loan. The Company is not anticipating any material loss on these loans at this time and sees these as isolated problem assets, not a market or underwriting trend.

Non-Interest Income. Non-interest income increased $575,261, or 27.44%, to $2.7 million for the nine months ended June 30, 1999 from $2.1 million for the nine months ended June 30, 1998. The increase was primarily attributable to increases in fee income related to the increase in deposit accounts subject to service charges and $329,435 gain on sale of investment securities.

Non-Interest Expense. Non-interest expense increased $1.4 million, or 9.30%, to $15.9 million for the nine months ended June 30, 1999, from $14.5 million for the comparable period in 1998. Compensation, employee benefits, and related expense increased $353,448, or 4.87%, from $7.3 million for the nine months ended June 30, 1998 to $7.6 million for the same period in 1999. Occupancy expense increased from $1.5 million for the nine months ended June 30, 1998 to $1.7 million for the same period in 1999. Both of these increases are due to the addition of two branches and expenditures on equipment related to preparing for the Year 2000. Sale of mortgage backed and related securities resulted in a loss of $112,256 which partially offset the gain on sale noted above. Other expense increased $779,628, from $3.6 million for the nine months ended June 30, 1998 to $4.3 million for the nine months ended June 30, 1999. The increase primarily resulted from losses identified in the third quarter related to the Wells Fargo branch integration. Management does not anticipate any additional costs related to the branch integration process. The ratio of non-interest expense to average total assets was 2.06% and 1.96% for the nine months ended June 30, 1999 and 1998, respectively.

Income Taxes. The provision for income taxes was $4.5 million for the nine months ended June 30, 1999, representing an effective tax rate of 40.60%, compared with $4.2 million for the nine months ended June 30, 1998, representing an effective tax rate of 37.78%. The effective rate for 1998 was unusually low reflecting the impact of a one year reduction in the state tax rate for Oregon.

     Comparison of Three Months Ended June 30, 1999 and 1998

General. Net interest income increased $361,287, or 4.52%, from $8.0 million for the three months ended June 30, 1998 to $8.4 million for the three months ended June 30, 1999. Increases in net interest income were offset by increases in non-interest expense, resulting in a $600,189 decrease in net income from $2.5 million for the quarter ended June 30, 1998 to $1.9 million for the same quarter of 1999.

Interest Income. Additional interest income generated by the $18.9 million increase in average interest earning assets contributed to an increase of $91,606 in interest income for the three months ended June 30, 1999 compared to 1998. The average yield on interest earning assets decreased 10 basis points to 7.23% for the three months ended June 30, 1999 compared to 7.33% for the same period ended June 30, 1998. Average yield decreased because overall yields are lower due to the downward shift in the yield curve. In spite of the lower yields experienced for the period, interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) improved from 2.55% to 2.80%, and interest rate margin (net interest income divided by average interest earning assets) improved from 3.31% to 3.39% comparing the three month periods.

Interest Expense. Total interest expense decreased $269,681 for the three months ended June 30, 1999 compared to the same period in 1998. Of that decrease, $47,379 related to a decrease in interest expense on deposit liabilities. Although average deposits increased by $44.4 million comparing June 30, 1998 to 1999, the average interest paid on interest-bearing deposits decreased 32 basis points from 4.57% for the three months ended June 30, 1998 to 4.25% for the same period ended June 30, 1999. The average balance of other borrowings, consisting of reverse repurchase agreements, decreased from $14.1 million for the three months ended June 30, 1998 to zero for the same period ended June 30, 1999 resulting in a decrease in interest on other borrowings of $205,392 for the three months ended June 30, 1999 compared with the same period ended June 30, 1998. The slight increase in interest income coupled with the decrease in interest expense resulted in the noted improvements in interest rate spread and margin.

Provision for Loan Losses. The provision for loan losses was $243,000 and there were no charge offs during the three months ended June 30, 1999 compared to a $198,000 provision and $20,774 of charge offs during the three months ended June 30, 1998. As noted above, the provision for loan losses was increased in response to changes in the composition of the loan portfolio, although the Company's recent experience has not indicated a deterioration in loan quality.

Non-Interest Income. Non-interest income was consistent for the three months ended June 30, 1999 and 1998. For the third quarter of 1998, non-interest income consisted of $591,528 in fees and service charges and $189,661 of non-recurring gains on sale of investments. For the third quarter of 1999, fees and service charges increased by 26.63% to $749,074, with only $22,106 of non-interest income arising from gains on sale of investments.

Non-Interest Expense. Non-interest expense increased $930,419, or 19.25%, to $5.8 million for the three months ended June 30, 1999, from $4.8 million for the comparable period in 1998. Of this increase, $287,284 was attributable to an increase in compensation and benefit expense in 1999, reflecting addition of staff related to the addition of two branches during the past year. Occupancy expense increased slightly from $508,317 for the three months ended June 30,

1998 to $543,532 for the three months ended June 30, 1999 due to the addition of the two branches. Other expense increased $608,741, from $1.3 million for the three months ended June 30, 1998 to $1.9 million for the three months ended June 30, 1999. The increase primarily resulted from losses identified in the third quarter related to the Wells Fargo branch integration. Management does not anticipate any additional costs related to the branch integration process. The ratio of non-interest expense to average total assets was 2.24% and 1.90% for the three months ended June 30, 1999 and 1998, respectively.

Income  Taxes.  The  provision  for income  taxes was $1.3 million for the three months ended June 30, 1999, representing an effective tax rate of 40.60%, compared with $1.3 million for the three months ended June 30, 1998, representing an effective tax rate of 34.34%. The effective rate for 1998 was unusually low reflecting the impact of a one year reduction in the state tax rate for Oregon.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KLAMATH FIRST BANCORP, INC.

Date:  August 13, 1999                     By:  /s/ Gerald V. Brown
                                                --------------------------------
                                                Gerald V. Brown, President and
                                                Chief Executive Officer


Date:  August 13, 1999                     By:  /s/ Marshall Jay Alexander
                                                --------------------------------
                                                Marshall Jay Alexander,
                                                Senior Vice President and
                                                Chief Financial Officer