Form 10-K
period 1999-09-30
KLAMATH FIRST BANCORP INC
filed 1999-12-29
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES X NO

As of December 3, 1999, there were issued and outstanding 7,908,377 shares of the Registrant's common stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on December 3, 1999 of $11.75, was $75,645,948.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 1999 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III).

                                     PART I
Item 1.  Business

General

     Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 1999, the Company had total assets of $1.0 billion, total deposits of $720.4 million and shareholders' equity of $109.6 million. All references to the Company herein include the Association where applicable.

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

     The Association is a traditional, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area and to a lesser extent on commercial property and multi-family dwellings. At September 30, 1999, permanent residential one- to four-family real estate loans totaled $647.1 million, or 83.56% of total loans. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 1999, the Association's total loan portfolio consisted of 90.59% fixed rate and 9.41% adjustable rate loans, after deducting loans in process and non-performing loans.

Announcement of Stock Repurchase

     On December 1, 1999 the Company announced its intention to repurchase 5% of its outstanding common stock. The repurchase will be accomplished through the open market over a twelve month period.

Modified Dutch Auction Tender

     In September 1998, the Board of Directors authorized the repurchase of approximately 20% of the Company's outstanding common stock. The repurchase was completed through a "Modified Dutch Auction Tender Offer." Under this program, the Company's shareholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $18.00 per share and not more than $20.00 per share. Results of the offer were finalized on January 15, 1999 when the Company announced the purchase of 1,984,090 shares at $19.50 per share. This represented approximately 85.9% of the shares tendered at $19.50 per share or less, and 64.7% of all shares tendered. The cost of the shares purchased was approximately $39.3 million. The effect of the transaction is reflected in a reduction in cash and investments and a reduction in equity with a corresponding impact on the performance ratios for the year ended September 30, 1999.

Market Area

     As a result of the branch acquisition in 1997, the Association's market area expanded to include 33 locations in 22 of Oregon's 36 counties. Two additional branch locations were added in 1998. The Association's primary market area, which encompasses the State of Oregon and some adjacent areas of California and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid
population  growth.  The  favorable   population  growth  in  the  market  area,
particularly in Southern Oregon, has been supported in large part by the favorable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, health care and other services, and other sectors. Tourism is a significant industry in many regions of the market area including Central Oregon and the Southern Oregon coast.

Yields Earned and Rates Paid

     The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                        Year Ended
                                                        At             September 30,
                                                   September 30,  ------------------------
                                                        1999      1999      1998      1997
                                                   -------------  ----      ----      ----
Weighted average yield:
   Loans receivable .....................               7.47%     7.80%     8.06%     7.92%
   Mortgage backed and related securities               5.89      5.50      6.03      6.34
   Investment securities ................               6.23      5.88      6.05      6.10
   Federal funds sold ...................               5.22      4.93      5.45      5.31
   Interest-earning deposits ............               5.28      4.75      5.35      5.32
   FHLB stock ...........................               7.25      7.50      7.73      7.70

Combined weighted average yield on
 interest-bearing assets ................               7.15      7.25      7.34      7.40
                                                       -----     -----     -----     -----
Weighted average rate paid on:
   Tax and insurance reserve ............               1.73      2.07      2.47      2.97
   Passbook and statement savings .......               1.76      2.15      2.70      3.15
   Interest-bearing checking ............               1.14      1.23      1.48      2.20
   Money market .........................               4.04      3.87      3.86      3.85
   Certificates of deposit ..............               5.28      5.38      5.69      5.76
   FHLB advances/Short term borrowings ..               5.34      5.26      5.63      5.68

Combined weighted average rate on
 interest-bearing liabilities ...........               4.64      4.52      4.77      5.12
                                                       -----     -----     -----     -----
Net interest spread .....................               2.51%     2.73%     2.57%     2.28%
                                                       =====     =====     =====     =====

Average Balances, Net Interest Income and Yields Earned and Rates Paid

     Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" on page 16 of the 1999 Annual Report to Shareholders ("Annual Report"), which section is incorporated herein by reference.


Interest Sensitivity Gap Analysis

     Reference is made to the section entitled "Interest Sensitivity Gap Analysis" on page 12 of the Annual Report, which section is incorporated herein by reference.

Rate/Volume Analysis

     Reference is made to the section entitled "Rate/Volume Analysis" on page 17 of the Annual Report, which section is incorporated herein by reference.


Lending Activities

     General. As a federally chartered savings and loan association, the Association has authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 79% of the mortgage loans in the Association's portfolio are secured by properties located in Klamath, Jackson and Deschutes counties in Southern and Central Oregon. With the expanded market area provided by the branch acquisition in 1997, the Association's mortgage lending has diversified throughout the state of Oregon. It is management's intention, subject to market conditions, that the Association will remain a traditional financial institution originating long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate. However, to enhance interest income and reduce interest rate risk, the Association is placing increased emphasis on the origination or purchase of adjustable rate loans secured by one- to four-family residential, multi-family residential and commercial real estate, the majority of which are located outside Klamath, Jackson, and Deschutes counties. During the year ended September 30, 1999, the Association initiated a program to sell loans to the Federal National Mortgage Association ("Fannie Mae").

     Permanent residential one- to four-family mortgage loans amounted to $647.1 million, or 83.56%, of the Association's total loan portfolio before net items, at September 30, 1999. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $110.8 million, or 14.31%, of the total loan portfolio, before net items, at September 30, 1999. Approximately 2.13%, or $16.5 million, of the Association's total loan portfolio, before net items, as of September 30, 1999, consisted of non-real estate loans.

     Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $15.2 million at September 30, 1999. At September 30, 1999, the Association had 25 borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $5.4 million and consisted of 28 loans, 27 of which were secured by commercial real estate construction projects and single family real estate and one which is an unsecured line of credit.

     The Association has placed a growing emphasis on the origination of adjustable rate loans in order to increase the interest rate sensitivity of its loan portfolio. The Association has been successful in expanding the production of adjustable rate consumer loans and has purchased adjustable rate multi-family residential and non-residential real estate loans. Also, in September 1999, the Association purchased $10.0 million of adjustable rate one- to four-family loans on properties located in the Pacific Northwest from a Northwest bank. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset/Liability Management" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 1999, $70.3 million, or 9.41% of loans in the Association's total loan portfolio, after loans in process and non-performing loans, consisted of adjustable rate loans.

     Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                          At September 30,
                               -----------------------------------------------------------------------------------------------------
                                      1999                1998                 1997                 1996                 1995
                               -----------------   ------------------   ------------------   ------------------   ------------------
                                Amount   Percent    Amount    Percent    Amount    Percent    Amount    Percent    Amount    Percent
                               --------  -------   --------   -------   --------   -------   --------   -------   --------   -------
                                                                               (Dollars in thousands)


Real estate loans:
  Permanent residential
    one- to four-family ....   $647,130    83.56%  $577,471     81.95%  $498,595     86.47%  $447,004     91.50%  $381,683    91.68%
  Multi-family residential .     18,412     2.38     19,230      2.73     16,881      2.93      6,555      1.34      7,433     1.79
  Construction .............     53,219     6.87     64,289      9.12     30,487      5.29     14,276      2.92      9,807     2.36
  Commercial ...............     37,079     4.79     29,457      4.18     22,639      3.93     15,645      3.20     13,984     3.36
  Land .....................      2,064     0.27      2,185      0.31      1,586      0.27      1,152      0.24      1,072     0.25
                                -------   ------    -------    ------    -------    ------    -------    ------    -------   ------
Total real estate loans ....    757,904    97.87    692,632     98.29    570,188     98.89    484,632     99.20    413,979    99.44
                                -------   ------    -------    ------    -------    ------    -------    ------    -------   ------
Non-real estate loans:
  Savings accounts .........      1,800     0.23      1,991      0.28      1,711      0.30      1,640      0.34      1,966     0.47
  Home improvement and
     home equity loans .....      6,726     0.87      5,750      0.82      3,486      0.60      1,977      0.40       --         --
  Other ....................      8,011     1.03      4,330      0.61      1,190      0.21        302      0.06        367     0.09
                                -------   ------    -------    ------    -------    ------    -------    ------    -------   ------
Total non-real estate loans      16,537     2.13     12,071      1.71      6,387      1.11      3,919      0.80      2,333     0.56
                                -------   ------    -------    ------    -------    ------    -------    ------    -------   ------
 Total loans ...............    774,441   100.00%   704,703    100.00%   576,575    100.00%   488,551    100.00%   416,312   100.00%
                                          ======               ======               ======               ======              ======
Less:
Undisbursed portion of loans     24,176              26,987               17,096                8,622                7,203
Deferred loan fees .........      7,988               7,620                6,358                5,445                4,757
Allowance for loan losses ..      2,484               1,950                1,296                  928                  808
                               --------            --------             --------             --------             --------
Net loans ..................   $739,793            $668,146             $551,825             $473,556             $403,544
                               ========            ========             ========             ========             ========

     The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.


                                 At September 30,
                  ------------------------------------------
                          1999                  1998
                  -------------------   --------------------
                    Amount    Percent     Amount     Percent
                  --------   --------   --------     -------
                                (Dollars in thousands)

Fixed rate ....   $676,644     90.59%   $607,112       89.67%
Adjustable-rate     70,309      9.41      69,958       10.33
                  --------    ------    --------      ------
     Total ....   $746,953    100.00%   $677,070      100.00%
                  ========    ======    ========      ======


     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association is the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 1999, $647.1 million, or 83.56%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans. As of such date, the average balance of the Association's permanent residential one- to four-family mortgage loans was $73,558.

     The Association presently originates both fixed-rate mortgage loans and adjustable rate mortgages ("ARMs") secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 1999, $634.6 million, or 84.96% of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $33.5 million, or 4.48%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Association qualifies the ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 1999, the Association charged origination fees ranging from 1.00% to 1.75% on its ARM loans.

     In an attempt to increase adjustable rate mortgages in the loan portfolio, the Association uses below market "teaser" rates which are competitive with other institutions originating mortgages in the Association's primary market area. Initially, ARM loans are priced at the competitive teaser rate and after one year reprice at 2.875% over the One-Year Constant Maturity Treasury Bill Index, with a maximum increase or decrease of 2.00% in any one year and 6.00% over the life of the loan. In October 1999 the Association also introduced variable rate loan products that bear fixed rates for the first three or five years and then reprice annually thereafter. As a supplement to origination of ARM loans, the Association purchases ARMs from other institutions when suitable loans can be found which meet its underwriting criteria.

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

     Historically, the Association has not originated significant amounts of mortgage loans on second residences. However, with the branch offices in Bend and the loan center in Redmond, which is near popular ski areas and other outdoor activities, and the branches along the Southern Oregon coast, which is also an increasingly popular resort and vacation area, the Association believes that there is an opportunity to engage in such lending within the parameters of its current underwriting policies. At September 30, 1999, $4.2 million, or 0.54%, of the Association's loan portfolio consisted of loans on second homes.

     Commercial and Multi-Family Real Estate Loans. The Association has historically engaged in a limited amount of multi-family and commercial real estate lending. The Association purchases participations in loans secured by multi-family and commercial real estate in order to increase the balance of adjustable rate loans in the portfolio. See "-- Loan Originations, Purchases, and Sales." At September 30, 1999, $18.4 million, or 2.38%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and $37.1 million, or 4.79%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans include primarily loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. All of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $246,625 at September 30, 1999, the largest of which was a $2.5 million land development loan secured by land and improvements. This loan has performed in accordance with its terms since origination. Originations of commercial real estate and multi-family residential real estate amounted to 5.74%, 3.20%, and 4.87% of the Association's total loan originations in the fiscal years ended September 30, 1999, 1998, and 1997, respectively. The

Association also purchased $2.4 million in multi-family residential loan participations and $937,000 in commercial real estate participations during the year ended September 30, 1999.

     The Association's commercial and multi-family loans generally have terms which range up to 25 years and loan-to-value ratios of up to 75%. The
Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 1999, $28.0 million, or 3.75%, after loans in process and non-performing loans, of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

     Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Association generally attempts to mitigate the risks associated with multi-family residential and commercial real estate lending by, among other things, lending on collateral located in its market area and following strict underwriting standards. Loans considered for purchase are subjected to the same underwriting standards as those originated in- house.

     Construction Loans. The Association makes construction loans primarily to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans"). Permanent construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans within one year of origination unless extended. Speculative loans are scheduled to pay off in 12 to 18 months. At September 30, 1999, construction loans amounted to $53.2 million (including $22.5 million of speculative loans), or 6.87%, of the Association's total loan portfolio before net items. Construction loans have rates and terms which generally match the non-construction loans then offered by the Association, except that during the construction phase, the borrower pays only interest on the loan. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project through physical inspections. Construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Construction lending is generally limited to the Association's primary market area.

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

     Land Loans. The Association makes loans to individuals for the purpose of acquiring land to build a permanent residence. These loans generally have 20 year amortization periods, with a balloon payment due in five years, and maximum loan-to-value ratios of 80%. As of September 30, 1999, $2.1 million, or 0.27%, of the Association's total loan portfolio consisted of land loans.

     Non-Real Estate Loans. Non-real estate lending has traditionally been a small part of the Association's business. During 1997, the Association introduced several new business and consumer loan products, including home equity lines of credit, automobile and recreational vehicle loans, and personal and business lines of credit, among others. Non-real estate loans generally have shorter terms to maturity or repricing and higher interest rates than real estate loans. As of September 30, 1999, $16.5 million, or 2.13%, of the Association's total loan portfolio consisted of non-real estate loans. As of that date, $1.8 million, or .23%, of total loans were secured by savings accounts. At September 30, 1999, $1.5 million, or 0.20%, of non-real estate loans consisted of Title I home improvement loans insured by the Federal Housing Administration and most are secured by liens on the real property.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 1999 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                 Within     After One Year
                               One Year    Through 5 Years     After 5 Years             Total
                               ---------   ---------------     -------------        ----------
                                                      (In thousands)

Permanent residential
   one- to four-family:
  Adjustable rate ....         $  24,418         $   9,070         $    --           $  33,488
  Fixed rate .........            10,004             3,908           620,724           634,636
Other mortgage loans:
  Adjustable rate ....            14,276            13,732              --              28,008
  Fixed rate .........             1,264            12,788            20,234            34,286
Non-real estate loans:
   Adjustable rate ...             8,627               186              --               8,813
   Fixed rate ........             1,503             4,303             1,916             7,722
                               ---------         ---------         ---------         ---------
    Total loans ......         $  60,092         $  43,987         $ 642,874         $ 746,953
                               =========         =========         =========         =========


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

     The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 1999, which have fixed interest rates and have adjustable rates, was $663.9 million and $23.0 million, respectively.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from commitment. The Association had outstanding loan commitments of approximately $11.8 million at September 30, 1999 consisting of $4.4 million of variable rate loans and $7.4 million of fixed rate loans. See Note 19 of Notes to the Consolidated Financial Statements.

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

     Loan Originations, Purchases and Sales. The Association has originated substantially all of the loans in its portfolio. During the year ended September 30, 1999, the Association originated $224.2 million in total loans, compared to $232.5 million in the same period of 1998. The continued high level of loan originations was attributable to relatively low interest rates and promotion of lending throughout the branch network and through mortgage brokers. During the year ended September 30, 1999, the Association began a program to sell loans to Fannie Mae. Through this program, $5.6 million in fixed rate loans were sold, all of which were one- to four-family mortgages. Servicing was retained on all loans sold.

     Between 1989 and 1992, the Association purchased permanent residential one- to four-family jumbo mortgage loans (i.e., loans with principal balances over $203,150) on detached residences from various localities throughout the Western United States, primarily Oregon, Washington, California and Arizona. At one time the aggregate balance of such loans was approximately $64.6 million. At September 30, 1999, the balance had declined to $1.3 million. During 1999, the Association purchased $10.4 million in permanent residential one- to four-family mortgage loans. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association.

     The Association also purchases multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 1999, the balance of such purchased loans was $17.9 million. These loans were underwritten on the same basis as similar loans originated by the Association.

     The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                                Year Ended September 30,
                                         -----------------------------------
                                             1999         1998         1997
                                         ---------    ---------    ---------
                                                     (In thousands)

Total net loans at beginning of period   $ 668,146    $ 551,825    $ 473,556
                                         ---------    ---------    ---------
Loans originated:
 Real estate loans originated (1) ....     209,723      219,790      116,502
 Real estate loans purchased .........      15,500        7,792       15,648
 Non-real estate loans originated ....      14,471       12,684        3,571
                                         ---------    ---------    ---------
   Total loans originated ............     239,694      240,266      135,721
                                         ---------    ---------    ---------
Loan reductions:
 Principal paydowns ..................    (159,161)    (122,029)     (56,157)
 Loans sold ..........................      (5,584)        --           --
 Other reductions (2) ................      (3,302)      (1,916)      (1,295)
                                         ---------    ---------    ---------
    Total loan reductions ............    (168,047)    (123,945)     (57,452)
                                         ---------    ---------    ---------
Total net loans at end of period .....   $ 739,793    $ 668,146    $ 551,825
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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 1999, the Association had $8.0 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 1999, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                              Permanent residential                               Multi-family
                                   1-4 family               Construction        Real Estate Loans            Total
                              ---------------------    ---------------------   -------------------     ---------------------
                               Amount    Percentage    Amount     Percentage   Amount   Percentage     Amount    Percentage
                              -------    ----------    ------     ----------   ------   ----------     -------    ----------
                                                                 (Dollars in thousands)

Loans delinquent
 for 90 days and more.......     $915        0.12%     $1,474         0.19%      $926       0.12%      $3,315        0.43%

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

     For real estate loans, in the event a loan is past due for 45 days or more, the Association will attempt to arrange an in-person interview with the borrower to determine the nature of the delinquency; based upon the results of the interview and its review of the loan status, the Association may negotiate a repayment program with the borrower. If a loan remains past due at 60 days, the Association performs an in-depth review of the loan status, the condition of the property and the circumstances of the borrower. If appropriate, an alternative payment plan is established. At 90 days past due, a letter prepared by the Association is sent to the borrower describing the steps to be taken to collect the loan, including acceptance of a voluntary deed-in-lieu of foreclosure, and of the initiation of foreclosure proceedings. A decision as to whether and when to initiate foreclosure proceedings is made by senior management, with the assistance of legal counsel, at the direction of the Board of Directors, based on such factors as the amount of the outstanding loan in relation to the value of the property securing the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.

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

     As of September 30, 1999, the Association's total non-performing loans amounted to $3.3 million, or 0.43% of total loans, before net items, compared with $524,000, or 0.07% of total loans, before net items, at September 30, 1998. The increase relates primarily to two loans placed on nonaccrual status during 1999, a $1.5 million land development loan and a $925,711 commercial real estate loan secured by an apartment complex. The appraised value of the underlying collateral exceeds the loan balances and foreclosure proceedings have been commenced related to these properties.

     Real estate owned increased from the prior year primarily as a result of the foreclosure of a commercial real estate property. This property was written down to its estimated fair value of $1.4 million upon foreclosure.

     The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated. The Association had no material troubled debt restructurings as defined by SFAS No. 15 at any of the dates indicated.

                                                              At September 30,
                                             -----------------------------------------------
                                             1999        1998       1997      1996      1995
                                             -----     ------    -------   -------    ------
                                                           (Dollars in thousands)
Non-accruing loans
    One- to four-family real estate .....   $  915    $   513    $   245    $  191    $  734
    Commercial real estate ..............    2,400         --         --        --        --
    Consumer ............................       --         11          9        --        --
Accruing loans greater than 90
  days delinquent .......................       --         --         --        --        --
                                            ------     ------    -------    ------    ------
    Total non-performing loans ..........    3,315        524        254       191       734
                                            ------     ------    -------    ------    ------
Real estate owned .......................    1,495         --         --        69        24
Other repossessed assets ................       --         --         --        --        --
                                            ------     ------    -------    ------    ------
    Total repossessed assets ............    1,495         --         --        69        24
                                            ------    -------    -------    ------    ------
    Total non-performing assets .........   $4,810    $   524    $   254    $  260    $  758
                                            ======    =======    =======    ======    ======
Total non-performing assets as a
  percentage of total assets ............     0.46%     0.05%      0.03%     0.04%     0.12%
                                            ======    ======    =======    ======    ======
Total non-performing loans as a
  percentage of total loans,
  before net items ......................     0.62%     0.07%      0.04%     0.04%     0.18%
                                            ======    ======    =======    ======    ======
Allowance for loan losses as a
  percentage of total non-performing
  assets ................................    51.64%   372.14%    510.38%   356.92%   106.80%
                                            ======    ======    =======    ======    ======
Allowance for loan losses as a percentage
  of total non-performing loans .........    74.93%   372.14%    510.38%   485.86%   110.08%
                                            ======    ======    =======    ======    ======


     For the year ended September 30, 1999, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

     Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four categories used to classify problem assets: "special mention," "substandard," "doubtful," and "loss." Special mention assets are not considered classified assets, but are assets of questionable quality that have potential or past weaknesses that deserve management's close attention and monitoring. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Special mention assets and assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. General loss allowances established to cover possible losses related to special mention assets and assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and the amounts reserved.

As of September 30, 1999, total classified assets amounted to 0.46% of total assets. At September 30, 1999 and 1998, the aggregate amounts of the Association's classified and special mention assets, exclusive of amounts classified loss and which have been fully reserved, were as follows:

                           At September 30,
                          -----------------
                            1999      1998
                           ------   ------
                           (In thousands)

Loss ...................   $   --   $   --
Doubtful ...............       --       --
Substandard assets .....    4,810      521
Special mention ........      456    2,452


General loss allowances     2,484    1,947
Specific loss allowances       --        3
Charge offs ............      398       20

     Assets classified substandard at September 30, 1999 include a $1.5 million land development loan, a $925,711 loan on a 40-unit apartment complex, and a $1.4 million commercial real estate property obtained through foreclosure. None of these assets were classified at September 30, 1998. These problem assets are not concentrated in any one market area and the Company does not believe they are indicative of an adverse market trend in the Northwest. The increase in charge offs for the year ended September 30, 1999 relates primarily to the write-down of the commercial real estate property to fair value. The loan on the commercial real estate was originally a participation with another lender.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 1999, the Association had an allowance for loan losses of $2.5 million, which was equal to 51.64% of non-performing assets and 0.32% of total loans.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management. Management considers historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors related to the collectibility of the Association's loan portfolio in their determination of the adequacy of the allowance and the provision. The provisions for loan losses charged against income for the years ended September 30, 1999, 1998 and 1997 were $932,000, $674,000, and $370,000, respectively. Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio.

     The  following  table  sets  forth for the  periods  indicated  information
regarding  changes  in  the  Association's   allowance  for  loan  losses.   All
information is before net items.


                                                                  Year Ended September 30,
                                            ----------------------------------------------------------------
                                                1999          1998          1997          1996         1995
                                            ---------     ---------     ---------     ---------    ---------
                                                                   (Dollars in thousands)

Total loans outstanding .................   $ 774,441     $ 704,703     $ 576,575     $ 488,551    $ 416,312
                                            =========     =========     =========     =========    =========
Average loans outstanding ...............   $ 721,658     $ 614,457     $ 515,555     $ 440,510    $ 381,689
                                            =========     =========     =========     =========    =========
Allowance at beginning of period ........   $   1,950     $   1,296     $     928     $     808    $     755

Charge-offs .............................        (398)          (20)           (2)         --            (67)

Recoveries ..............................          --            --            --            --           --

Provision for loan losses ...............         932           674           370           120          120
                                            ---------     ---------     ---------     ---------    ---------
Allowance at end of period ..............   $   2,484     $   1,950     $   1,296     $     928    $     808
                                            =========     =========     =========     =========    =========
Allowance for loan losses as a percentage
 of total loans outstanding .............        0.32%         0.28%         0.22%         0.19%        0.19%
                                                 ====          ====          ====          ====         ====
Ratio of net charge-offs to average loans
 outstanding during the period ..........        0.06%           --%           --%           --%        0.02%
                                                 ====          ====          ====          ====         ====

     The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                      At September 30,
                       -------------------------------------------------------------------------------------------------------------
                                       1999                                 1998                                 1997
                       ------------------------------------  ----------------------------------- -----------------------------------
                                    Percent of                           Percent of                           Percent of
                          Amount  Allowance in   Percent of    Amount  Allowance in   Percent of    Amount  Allowance in  Percent of
                              of   Category to  Total Loans        of   Category to  Total Loans        of   Category to Total Loans
                       Allowance   Total Loans  by Category  Allowance  Total Loans  by Category Allowance   Total Loans by Category
                       ---------  ------------  -----------  --------- ------------  ----------- ---------  ------------ -----------
                                                                (Dollars in thousands)

Permanent
  residential
  1-4 family ...........  $1,103          0.14%      83.56%    $1,141         0.16%        81.95%  $  887       0.15%        86.51%
Multi-family
  residential ..........     267          0.03        2.38        124         0.02          2.73      121       0.02          2.93
Construction ...........     221          0.03        6.87        116         0.02          9.12       --         --          5.31
Commercial .............     730          0.09        4.79        444         0.07          4.18      250       0.04          3.93
Land ...................      28            --        0.27         29           --          0.31       12         --          0.27
Non-real estate ........     135          0.02        2.13         96         0.01          1.71       26       0.01          1.05
                          ------         ------     ------     ------         -----       ------   ------       ----        ------
   Total ...............  $2,484          0.31%     100.00%    $1,950         0.28%       100.00%  $1,296       0.22%       100.00%
                          ======         =====      ======     ======         ====        ======   ======       ====        ======

                                                     At September 30,
                       -------------------------------------------------------------------------
                                       1996                                 1995
                       ------------------------------------  -----------------------------------
                                    Percent of                           Percent of
                          Amount  Allowance in   Percent of    Amount  Allowance in   Percent of
                              of   Category to  Total Loans        of   Category to  Total Loans
                       Allowance   Total Loans  by Category  Allowance  Total Loans  by Category
                       ---------  ------------  -----------  --------- ------------  -----------
                                                                (Dollars in thousands)
Permanent
  residential
  1-4 family............    $925         0.19%       91.50%      $807         0.19%       91.68%
Multi-family
  residential...........      --           --         1.34         --           --         1.79
Construction............      --           --         2.92         --           --         2.36
Commercial..............      --           --         3.20         --           --         3.36
Land....................      --           --         0.24         --           --         0.25
Non-real estate.........       3           --         0.80          1           --         0.56
                           ------       -----      -------       ----         ----       ------
   Total................    $928         0.19%      100.00%      $808         0.19%      100.00%
                           ======       =====      =======       ====         ====       ======

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

Investment Activities

     Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $101.0 million at September 30, 1999, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

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

     Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 1999, the investment securities portfolio held to maturity consisted of $559,512 in tax-exempt securities issued by states and municipalities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayment risks or both. As of September 30, 1999, the portfolio of securities available for sale consisted of $73.9 million in securities issued by the U.S. Treasury and other federal government agencies, $23.9 million in tax exempt securities issued by states and municipalities, and $102.6 million in investment grade corporate investments.

     During the years ended September 30, 1999, 1998 and 1997, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would apply.

     The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.

                                                                        At September 30,
                                          ---------------------------------------------------------------------------
                                                     1999                     1998                      1997
                                          -----------------------   -----------------------   -----------------------
                                          Amortized          Fair   Amortized          Fair   Amortized          Fair
                                               Cost         Value        Cost         Value        Cost         Value
                                          ---------   -----------   ---------   -----------   ---------   -----------
                                                                          (In thousands)
Held to maturity:
  State and municipal obligations ......   $    560   $       577    $    889   $       926    $  1,042   $     1,069
  Corporate obligations ................       --            --         2,000         2,002      21,895        21,900

Available for sale:
  U.S. Government obligations ..........     74,227        73,960     102,620       105,454     185,861       185,601
  State and municipal obligations ......     24,848        23,881      17,406        18,103       8,861         9,087
  Corporate obligations ................     62,037        60,807      79,225        79,667      67,147        67,158
                                           --------   -----------    --------   -----------    --------   -----------
    Total ..............................   $161,672   $   159,225    $202,140   $   206,152    $284,806   $   284,815
                                           ========   ===========    ========   ===========    ========   ===========

                                                               At September 30,
                                   ----------------------------------------------------------------------
                                           1999                     1998                    1997
                                   ---------------------   ----------------------   ---------------------
                                   Amortized  Percent of    Amortized  Percent of   Amortized  Percent of
                                        Cost   Portfolio         Cost   Portfolio        Cost   Portfolio
                                   ---------  -----------  ----------  ----------   ---------  ----------
                                                           (Dollars in thousands)
Held to maturity:
  State and municipal obligations   $    560        0.35%    $    889        0.44%  $  1,042        0.36%
  Corporate obligations .........         --          --        2,000        0.99     21,895        7.69

Available for sale:
  U.S. Government obligations ...     74,227       45.91      102,620       50.77    185,861       65.26
  State and municipal obligations     24,848       15.37       17,406        8.61      8,861        3.11
  Corporate obligations .........     62,037       38.37       79,225       39.19     67,147       23.58
                                    --------      ------     --------      ------   --------      ------
    Total .......................   $161,672      100.00%    $202,140      100.00%  $284,806      100.00%
                                    ========      ======     ========      ======   ========      ======

     The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 1999.

                                  One Year          After One Through      After Five Through         After Ten
                                  or Less              Five Years              Ten Years                Years           Totals
                          ---------------------  --------------------   ---------------------  --------------------   --------
                            Amount        Yield    Amount       Yield     Amount        Yield    Amount       Yield
                          --------       ------  --------      ------   --------       ------  --------      ------
                                                                   (Dollars in thousands)
Held to maturity:
  State and municipal
     obligations ......   $    171        6.82%  $    389        5.60%  $     --          --   $     --          --   $    560

Available  for sale:
  U.S.  Government
     obligations ......     15,014        5.69%    59,213        6.01%        --          --         --          --     74,227
State and  municipal
     obligations ......        572        6.49%       802        6.25%       198        6.12%    23,276        7.57%    24,848
Corporate obligations .     21,053        6.14%    21,159        6.12%        --          --     19,825        5.94%    62,037
                          --------                -------                -------               --------               --------
Total..................   $ 36,810                $81,563                  $ 198               $ 43,101               $161,672
                          ========                =======                =======               ========               ========

     At September 30, 1999 the Association did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of the Company's stockholders' equity, or $11.0 million.

Mortgage-Backed and Related Securities

     At September 30, 1999, the Company's net mortgage-backed and related securities totaled $75.3 million at fair value ($75.7 million at amortized cost) and had a weighted average yield of 5.88%. At September 30, 1999, 82.37% of the mortgage-backed and related securities were adjustable rate securities.

     Mortgage-backed and related securities ("MBS") can be divided into two main groups. The first group, called mortgage participation certificates or pass-through certificates, typically represents a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage
Corporation ("FHLMC"), Fannie Mae (formerly the Federal National Mortgage Association), the Government National Mortgage Association ("GNMA") and the U.S. Small Business Administration ("SBA").

     The second group, called collateralized mortgage obligations ("CMOs"), consists of securities created from and secured by the securities in the first group described above. CMOs are an example of a security called a derivative, because they are derived from mortgage pass-through securities. Underwriters of CMOs create these securities by dividing up the interest and principal cash flows from the pools of mortgages and selling these different slices of cash flows as a new and different class of individual securities or "tranches." The Company invested in $18.1 million of CMOs during 1999, comprised of two classes, planned amortization class tranches ("PACs") and Floaters. The least volatile CMOs are PACs. With PAC tranches, the yields, average lives, and lockout periods when no payments are received are designed to closely follow the actual performance of the underlying MBS. PACs are available in a variety of short term maturities, usually two, three, five, or seven years. CMO floaters are similar to adjustable rate mortgages; they carry an interest rate that changes in a fixed relationship to an interest rate index, typically the London Interbank Offer Rate ("LIBOR"). Floaters usually have caps that determine the highest interest that can be paid by the securities. Except for caps on floaters, PACs and floaters may help to manage interest rate risk by reducing asset duration. They also may help manage price volatility since they typically have short maturities or coupons that reset monthly or quarterly to reflect changes in the index rate.

     MBS typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that fall within a specific range and have varying maturities. MBS generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. In addition, MBS are usually more liquid than individual mortgage loans and may be used to collateralize certain liabilities and obligations of the Company. These types of securities also permit the Association to optimize its regulatory capital because they have low risk weighting.

     Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following tables set forth certain information relating to the mortgage-backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                                                        At September 30,
                                          ---------------------------------------------------------------------------
                                                     1999                     1998                      1997
                                          -----------------------   -----------------------   -----------------------
                                          Amortized          Fair   Amortized          Fair   Amortized          Fair
                                               Cost         Value        Cost         Value        Cost         Value
                                          ---------   -----------   ---------   -----------   ---------   -----------
                                                                           (In thousands)
Held to maturity:
  GNMA .................................   $  2,601   $     2,596    $  3,662   $     3,696    $  5,447   $     5,518

Available for sale:

  Fannie Mae ...........................     24,319        24,410      12,866        12,985      12,775        12,897
  FHLMC ................................     18,375        18,371      14,722        15,158      25,881        26,574
  GNMA .................................     11,783        11,768       3,619         3,662       9,709         9,808
  SBA ..................................         --            --      11,535        11,531      15,732        15,590
  CMOs .................................     18,598        18,146        --            --          --            --
                                           --------   -----------    --------   -----------    --------   -----------
    Total ..............................   $ 75,676   $    75,291    $ 46,404   $    47,032    $ 69,544   $    70,387
                                           ========   ===========    ========   ===========    ========   ===========

                                                         At September 30,
                      ------------------------------------------------------------------------------------
                                  1999                        1998                        1997
                      ----------------------------  --------------------------  --------------------------
                        Amortized      Percent of   Amortized      Percent of   Amortized       Percent of
                             Cost       Portfolio        Cost       Portfolio        Cost        Portfolio
                      -----------      -----------  ---------      -----------  ---------       ----------
                                                      (Dollars in thousands)
Held to maturity:
  GNMA ............   $    2,601             3.44%  $  3,662             7.89%   $ 5,447             7.83%

Available for sale:

  Fannie Mae ......       24,319            32.13     12,866            27.73     12,775            18.37
  FHLMC ...........       18,375            24.28     14,722            31.72     25,881            37.22
  GNMA ............       11,783            15.57      3,619             7.80      9,709            13.96
  SBA .............           --               --     11,535            24.86     15,732            22.62
  CMOs ............       18,598            24.58         --               --         --               --
                      ----------           ------   --------           ------    -------           ------
    Total .........   $   75,676           100.00%  $ 46,404           100.00%   $69,544           100.00%
                      ==========           ======   ========           ======    =======           ======


Interest-Earning Deposits

     The Company also had interest-earning deposits in the FHLB of Seattle amounting to $1.3 million and $12.1 million at September 30, 1999 and 1998, respectively.

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

     Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, and certificates of deposit. Included among these deposit products are individual retirement account ("IRA") certificates of approximately $87.4 million at September 30, 1999. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     In 1996, the Association began accepting deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 1999, these deposits totaled $35.2 million, or 4.89% of total deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     In July 1997, the Association acquired 25 Wells Fargo Bank branches in Oregon, adding $241.3 million in deposit accounts. In addition to the increase from the acquisition, the Association experienced a net increase in deposits (before interest credited) of $14.1 million for the year ended September 30, 1997 as customers deposited funds and new customers were added. The acquired deposit base included a significant proportion of non-interest bearing checking accounts, thereby reducing the cost of deposits. Concurrent with the acquisition, the Association's deposit product offerings were expanded, allowing customers to choose the accounts best suited to their needs, whether their focus is low cost or additional services. For the year ended September 30, 1999, the Association experienced a net increase in deposits (before interest credited) of $6.3 million as customers deposited funds and new customers were added. The Association has conducted a special checking account campaign in an effort to attract and retain deposits. To augment this deposit growth, the Association has relied on increased borrowings from the FHLB of Seattle. See "-- Borrowings."

     At September 30, 1999, certificate accounts maturing during the year ending September 30, 2000 totaled $266.0 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. Substantially all of the Association's depositors are residents of the State of Oregon.

     The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 1999.


                                                                   Certificate
                             Maturity Period                          Accounts
                     ------------------------------------          -----------
                                                                 (In thousands)

                     Three months or less................              $17,824
                     Over three through six months.......               18,692
                     Over six through twelve months......               22,841
                     Over twelve months..................               25,289
                                                                       -------
                         Total...........................              $84,646
                                                                       =======

     The following table sets forth the deposit balances in the various types of deposit accounts offered by the Association at the dates indicated.


                                                                        At September 30,
                             ------------------------------------------------------------------------------------------
                                           1999                              1998                         1997
                             -------------------------------   --------------------------------   ---------------------
                                          Percent                           Percent                            Percent
                                               of  Increase                      of   Increase                      of
                               Amount       Total (Decrease)     Amount       Total  (Decrease)     Amount       Total
                             --------     ------- ----------   --------     -------- ----------   --------     --------
                                                                   (Dollars in thousands)

Certificates of deposit ..   $392,086       54.43% ($ 3,265)   $395,351       57.33%  $ 19,748    $375,603       55.73%
                             --------       -----  --------    --------       -----   --------    --------       -----
Transaction accounts:

Non-interest checking ....     52,319        7.26     4,772      47,547        6.90     (5,031)     52,578        7.80
Interest-bearing checking      67,303        9.34    (3,258)     70,561       10.23     (4,483)     75,044       11.14
Passbook and
    statement savings ....     59,790        8.30    (1,624)     61,414        8.91     (1,765)     63,179        9.37
Money market deposits ....    148,903       20.67    34,235     114,668       16.63      7,094     107,574       15.96
                             --------      ------  --------     -------      ------   --------    --------      ------
Total transaction accounts    328,315       45.57    34,125     294,190       42.67     (4,185)    298,375       44.27
                             --------      ------  --------    --------      ------   --------    --------      ------
Total deposits ...........   $720,401      100.00% $ 30,860    $689,541      100.00%  $ 15,563    $673,978      100.00%
                             ========      ======  ========    ========      ======   ========    ========      ======

     The following table sets forth the deposit activities of the Association for the periods indicated.

                                                Year Ended September 30,
                                         -----------------------------------
                                             1999         1998         1997
                                         ---------    ---------    ---------
                                                    (In thousands)

Beginning balance ....................   $ 689,541    $ 673,978    $ 399,673
                                         ---------    ---------    ---------
Increase due to acquired deposits ....        --           --        241,272
Net inflow (outflow) of deposits before
 interest credited ...................       6,251       (8,753)      14,077
Interest credited ....................      24,609       24,316       18,956
                                         ---------    ---------    ---------
Net increase in deposits .............      30,860       15,563      274,305
                                         ---------    ---------    ---------
Ending balance .......................   $ 720,401    $ 689,541    $ 673,978
                                         =========    =========    =========


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

     The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 1999, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

     During the year ended September 30, 1998 the Company sold under agreements to repurchase specific securities of the U.S. Government and its agencies and other approved investments to a broker-dealer. The securities underlying these repurchase agreements were delivered to the broker-dealer who arranged the transaction. Securities delivered to the broker-dealer may be loaned out in the ordinary course of operations. All of the reverse repurchase agreements at September 30, 1998 matured during the quarter ended March 31, 1999 and were not renewed.

     The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:


                                                            At September 30,
                                                     -------------------------
                                                         1999            1998
                                                     ----------    -----------
Weighted average rate paid on:
  FHLB advances ..................................       5.34%           5.26%
  Reverse repurchase agreements ..................         --            5.65

                                                              Year Ended
                                                             September 30,
                                                     -------------------------
                                                         1999            1998
                                                     ----------    -----------
                                                        (Dollars in thousands)
Maximum amount outstanding at any month
  end:
  FHLB advances ..................................   $  197,000    $   167,000
  Reverse repurchase agreements ..................        8,095         17,078

Approximate average balance:
  FHLB advances ..................................      173,740        141,016
  Reverse repurchase agreements ..................        3,105         14,669

Approximate weighted average rate paid on:
  FHLB advances ..................................         5.25%          5.62%
  Reverse repurchase agreements ..................         5.72           5.80

     The Association also has an uncommitted line of credit of $15.0 million with a commercial bank. At September 30, 1999, the Association had no borrowings outstanding under this credit facility.

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

     The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $11.0 million at September 30, 1999.

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

     The majority of the Association's accounts are insured by the SAIF, however, the $241.3 million of deposits acquired in July 1997 from Wells Fargo Bank, N.A., a BIF-insured institution, will continue to be BIF-insured deposits and will be assessed premiums based on BIF rates, which have been lower than the SAIF rates since 1995. These deposits are known as Oakar deposits, indicating that they are deposits held by a SAIF-insured institution, but insured by the BIF. The FDIC insures deposits at the Association to the maximum extent permitted by law. The Association currently pays deposit insurance premiums to the FDIC based on a risk-based assessment system established by the FDIC for all SAIF-member institutions. Under applicable regulations, institutions are assigned to one of three capital groups that are based solely on the level of an institution's capital -- "well capitalized," "adequately capitalized," and "undercapitalized" -- which are defined in the same manner as the regulations establishing the prompt corrective action system, as discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates currently ranging from .23% for well capitalized, financially sound institutions with only a few minor weaknesses to .31% for undercapitalized institutions that pose a substantial risk of loss to the SAIF unless effective corrective action is taken. The FDIC is authorized to raise assessment rates under certain circumstances. The Association's assessments expensed for the year ended September 30, 1999 totaled $295,950.

     Until the second half of 1995, the same matrix applied to BIF-member institutions. As a result of the BIF having reached its designated reserve ratio, effective January 1, 1996, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed financial institutions that are members of the BIF. Under the new assessment schedule, rates were reduced to a range of 0 to 27 basis points, with approximately 92% of BIF members paying the statutory minimum annual assessment rate of $2,000. Pursuant to the Deposit Insurance Fund Act ("DIF Act"), which was enacted on September 30, 1996, the FDIC imposed a special one-time assessment on each depository institution with SAIF-assessable deposits so that the SAIF may achieve its designated reserve ratio. The Association's assessment amounted to $2.5 million and was assessed during the quarter ended September 30, 1996. Beginning January 1, 1997, the assessment schedule for SAIF members became the same as that for BIF members. In addition, beginning January 1, 1997, SAIF members were charged an assessment of 0.064% of SAIF-assessable deposits for the purpose of paying interest on the obligations issued by the Financing Corporation ("FICO") in the 1980s to help fund the thrift industry cleanup. After December 31, 1999, the insurance assessment will be the same for all insured deposits. This should result in a significant reduction in future deposit insurance premiums for the Association.

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

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of liquid assets (cash, certain time deposits and savings accounts, bankers' acceptances, and specified U.S. Government, state or federal agency obligations and certain other investments) equal to a quarterly average of not less than a specified percentage (currently 4.0%) of its net withdrawable accounts plus short-term borrowings. The Association's liquidity ratio was 22.38% at September 30, 1999.

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

     At  September  30,  1999,  the   Association   was   categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

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

     Currently, the QTL test requires that 65% of an institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in nine out of every 12 months. Assets that qualify without limit for inclusion as part of the 65% requirement are loans made to purchase, refinance, construct, improve or repair domestic residential housing and manufactured housing; home equity loans; mortgage-backed securities

(where the mortgages are secured by domestic residential housing or manufactured housing); FHLB stock; and direct or indirect obligations of the FDIC. In addition, the following assets, among others, may be included in meeting the test subject to an overall limit of 20% of the savings institution's portfolio assets: 50% of residential mortgage loans originated and sold within 90 days of origination; 100% of consumer and educational loans (limited to 10% of total portfolio assets); and stock issued by the FHLMC or Fannie Mae. Portfolio assets consist of total assets minus the sum of (i) goodwill and other intangible assets, (ii) property used by the savings institution to conduct its business, and (iii) liquid assets up to 20% of the institution's total assets. At September 30, 1998, the qualified thrift investments of the Association were approximately 88.90% of its portfolio assets.

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

     The following table presents the Association's capital levels at September 30, 1999.

                                                                                                 To Be
                                                                                  Categorized as "Well
                                                                                    Capitalized" Under
                                                                For Capital          Prompt Corrective
                                         Actual              Adequacy Purposes        Action Provision
                             --------------------------   ----------------------- ---------------------
                                 Amount          Ratio     Amount          Ratio   Amount        Ratio
                             ----------          ------   -------          ------ -------        ------
                                                               (In thousands)

Total Capital ............   $   95,495           17.4%   $42,889            8.0% $53,611         10.0%
 (To Risk Weighted Assets)
Tier I Capital ...........       93,012           17.0         --             --   32,166          6.0
 (To Risk Weighted Assets)
Tier I Capital ...........       93,012            8.9     30,833            3.0   51,388          5.0
 (To Total Assets)
Tangible Capital .........       93,012            8.9     15,416            1.5       --           --
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

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of the Association's unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. The OTS by regulation has amended the loans to one borrower rule to permit savings associations meeting certain requirements, including capital requirements, to extend loans to one borrower in additional amounts under circumstances limited essentially to loans to develop or complete residential housing units. At September 30, 1999, the Association's limit on loans to one borrower was $15.2 million. At September 30, 1999, the Association's largest aggregate amount of loans to one borrower was $5.4 million.

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

Potential Impact of Current Legislation on Future Results of Operations

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act makes sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagull Act, which generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

     The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after may 4, 1999, will be subject to the same restrictions as a multiple thrift holding company. In addition, a unitary thrift holding company in existence on May 4, 1999, may be sold only to a financial holding company engaged in activities permissible for multiple savings and loan holding companies.

     The GLB Act is not expected to have a material effect on the activities in which the Company and the Association currently engage, except to the extent that competition with other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended ("Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

Personnel

     As of  September  30,  1999,  the  Association  had  249  full-time  and 70 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                      Age(1)                       Position

Gerald V. Brown          63    President and Chief Executive Officer

Robert A. Tucker         51    Senior Vice President and Chief Lending
                               Officer/Secretary

Frank X. Hernandez       44    Senior Vice President and Chief Operating Officer

Marshall J. Alexander    49    Senior Vice President and Chief Financial Officer

______________
(1)  At September 30, 1999.

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

Item 2.        Properties

     The following  table sets forth the location of the  Association's  offices
and  other  facilities  used  in  operations  as  well  as  certain   additional
information relating to these offices and facilities as of September 30, 1999.

                                        Year                       Square
Description/Address                    Opened      Leased/Owned   Footage

Main Office

540 Main Street ...................      1939          Owned       25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street ...........      1972          Owned        3,820
Klamath Falls, Oregon

2323 Dahlia Street ................      1979          Owned        1,876
Klamath Falls, Oregon

512 Walker Avenue .................      1977          Owned        4,216
Ashland, Oregon

1420 East McAndrews Road ..........      1990          Owned        4,006
Medford, Oregon

61515 S. Highway 97 ...............      1993          Owned        5,415
Bend, Oregon

2300 Madison Street ...............      1995          Owned        5,000
Klamath Falls, Oregon

721 Chetco Avenue .................      1997          Owned        5,409
Brookings, Oregon

293 North Broadway ................      1997          Owned        5,087
Burns, Oregon

111 West Main Street ..............      1997          Owned        1,958
Carlton, Oregon

103 South Main Street .............      1997          Owned        2,235
Condon, Oregon

259 North Adams ...................      1997          Owned        5,803
Coquille, Oregon

106 Southwest 1st Street ..........      1997          Owned        4,700
Enterprise, Oregon






                                        Year                        Square
Description/Address                    Opened     Leased/Owned     Footage

555 1st Street ....................      1997          Owned        1,844
Fossil, Oregon

708 Garibaldi Avenue ..............      1997          Owned        1,400
Garibaldi, Oregon

29804 Ellensburg Avenue ...........      1997          Owned        3,136
Gold Beach, Oregon

111 North Main Street .............      1997          Owned        4,586
Heppner, Oregon

810 South Highway 395 .............      1997         Leased        6,000
Hermiston, Oregon

200 West Main Street ..............      1997          Owned        4,552
John Day, Oregon

1 South E Street ..................      1997          Owned        5,714
Lakeview, Oregon

206 East Front Street .............      1997          Owned        2,920
Merrill, Oregon

165 North 5th Street ..............      1997          Owned        2,370
Monroe, Oregon

217 Main Street ...................      1997          Owned        6,067
Nyssa, Oregon

48257 East 1st Street .............      1997          Owned        3,290
Oakridge, Oregon

227 West Main Street ..............      1997          Owned        2,182
Pilot Rock, Oregon

716 Northeast Highway 101 .........      1997          Owned        2,337
Port Orford, Oregon

178 Northwest Front Street ........      1997          Owned        2,353
Prairie City, Oregon

315 North Main Street .............      1997          Owned        3,638
Riddle, Oregon

38770 North Main Street ...........      1997          Owned        2,997
Scio, Oregon




                                        Year                        Square
Description/Address                    Opened      Leased/Owned    Footage

508 Main Street ...................      1997          Owned        2,282
Moro, Oregon

144 South Main Street .............      1997          Owned        2,146
Union, Oregon


165 North Maple Street ............      1997          Owned        2,192
Yamhill, Oregon

475 NE Windy Knolls Drive .........      1998          Owned        3,120
Bend, Oregon

185 East California ...............      1998          Owned        2,116
Jacksonville, Oregon

Loan Center

585 SW 6th, Suite #2 ..............      1996         Leased          900
Redmond, Oregon

Loan Processing Center

600 Main Street ...................      1998         Leased        2,800
Klamath Falls, Oregon

     The net book value of the Association's investment in office, properties and equipment totaled $11.6 million at September 30, 1999. See Note 5 of Notes to the Consolidated Financial Statements in the Annual Report.

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

Item 4.   Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

     The information contained under the section captioned "Common Stock Information" on page 20 of the Annual Report is incorporated herein by reference.

Item 6.   Selected Financial Data

     The   information   contained   under  the  section   captioned   "Selected
Consolidated Financial Data" on pages 2 and 3 of the Annual Report is incorporated herein by reference.

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

Item 8.   Financial Statements and Supplementary Data

          (a)  Financial Statements
               Independent Auditors' Report*
               Consolidated Balance Sheets as of September 30, 1999 and 1998* Consolidated Statements of Earnings for the Years Ended
                    September 30, 1999, 1998 and 1997*
               Consolidated Statements of Shareholders' Equity for the Years
                    Ended September 30, 1999, 1998 and 1997*
               Consolidated Statements of Cash Flows for the Years Ended
                    September 30, 1999, 1998 and 1997*
               Notes to the Consolidated Financial Statements*

          * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

          (b)  Supplementary Data

     The  information  entitled  "Consolidated   Supplemental  Data  -  Selected
Quarterly Financial Data" on page 39 of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 1999.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) Exhibits

          3(a) Articles of Incorporation of the Registrant*
          3(b) Bylaws of the Registrant*
         10(a) Employment Agreement with Gerald V. Brown***
         10(b) Employment Agreement with Marshall J. Alexander***
         10(c) Employment Agreement with Robert A. Tucker***
         10(d) Employment Agreement with Frank X. Hernandez****
         10(e) 1996 Stock Option Plan**
         10(f) 1996 Management Recognition and Development Plan**
         13    Annual Report to Shareholders
         22    Subsidiaries of the Registrant
         23    Consent of Deloitte & Touche LLP with respect to financial statements of the Registrant
         27    Financial Data Schedule
___________________
*        Incorporated by reference to the Registrant's Registration Statement on
               Form S-1, filed on June 19, 1995.
**       Incorporated by reference to the Registrant's Definitive Proxy
               Statement for the 1996 Annual Meeting of Shareholders.
***      Incorporated by reference to the Registrant's Annual Report on Form
               10-K for the year ended September 30, 1995.
****     Incorporated by reference to the Registrant's Annual Report on Form
               10-K for the year ended September 30, 1998.


     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KLAMATH FIRST BANCORP, INC.


Date:  December 29, 1999                             By:     /s/ Gerald V. Brown
                                                             Gerald V. Brown
                                           President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                        TITLE                              DATE

/s/ Gerald V. Brown           President, Chief                 December 29, 1999
Gerald V. Brown               Executive Officer and
                              Director (Principal
                              Executive Officer)

/s/ Marshall J. Alexander     Senior Vice President and        December 29, 1999
Marshall J. Alexander         Chief Financial Officer
                              (Principal Financial
                               and Accounting Officer)

/s/ Rodney N. Murray          Chairman of the Board            December 29, 1999
Rodney N. Murray              of Directors


/s/ Bernard Z. Agrons         Director                         December 29, 1999
Bernard Z. Agrons

/s/ Timothy A. Bailey         Director                         December 29, 1999
Timothy A. Bailey


/s/ James D. Bocchi           Director                         December 29, 1999
James D. Bocchi

/s/ William C. Dalton         Director                         December 29, 1999
William C. Dalton

/s/ J. Gillis Hannigan        Director                         December 29, 1999
J. Gillis Hannigan

/s/ Dianne E. Spires          Director                         December 29, 1999
Dianne E. Spires