Form 10-Q
period 1999-12-31
KLAMATH FIRST BANCORP INC
filed 2000-02-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended December 31, 1999

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

     As of January 28, 2000, there were issued 7,616,877 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                              Page
                                                                           ----
         Consolidated Balance Sheets
         (As of December 31, 1999 and September 30, 1999)                     3

         Consolidated Statements of Earnings (For the three months
         ended December 31, 1999 and 1998)                                    4

         Consolidated Statements of Shareholders' Equity
         (For the year ended September 30, 1999 and for
         the three months ended December 31, 1999)                            5

         Consolidated Statements of Cash Flows (For the three
         months ended December 31, 1999 and 1998)                         6 - 7

         Notes to Consolidated Financial Statements                      8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12 - 15

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities                                               16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 1999 AND SEPTEMBER 30, 1999
                                   (Unaudited)



                                                                        December 31, 1999            September 30, 1999
ASSETS                                                                  -----------------            ------------------

Cash and due from banks ................................................. $    32,491,201               $    21,123,217
Interest bearing deposits with banks ....................................       3,308,696                     1,231,516
Federal funds sold and securities purchased under agreements to resell ..       5,591,210                     2,167,856
                                                                          ---------------               ---------------
   Total cash and cash equivalents ......................................      41,391,107                    24,522,589


Investment securities available for sale, at fair value
  (amortized cost: $152,138,973 and $161,112,272) .......................     148,456,387                   158,648,057
Investment securities held to maturity, at amortized cost (fair
  value: $571,778 and $577,455) .........................................         559,054                       559,512
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $69,596,157 and $73,075,553) ...................      68,752,641                    72,695,555
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $2,442,028 and $2,596,408) ..........................       2,457,098                     2,600,920
Loans receivable, net ...................................................     740,517,583                   739,793,403
Real estate owned and repossessed assets ................................       1,259,450                     1,494,890
Premises and equipment, net .............................................      12,023,675                    11,581,923
Stock in Federal Home Loan Bank of Seattle, at cost .....................      11,157,500                    10,957,300
Accrued interest receivable .............................................       7,382,370                     7,153,818
Core deposit intangible .................................................       9,365,171                     9,778,341
Other assets ............................................................       1,551,127                     1,855,032
                                                                          ---------------               ---------------
   Total assets ......................................................... $ 1,044,873,163               $ 1,041,641,340
                                                                          ===============               ===============
 Commitments and contingencies

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ................................................... $   718,237,553               $   720,401,112
  Accrued interest on deposit liabilities ...............................       1,244,649                     1,184,471
  Advances from borrowers for taxes and insurance .......................         664,476                     9,758,627
  Advances from Federal Home Loan Bank of Seattle .......................     213,000,000                   197,000,000
  Accrued interest on borrowings ........................................         929,411                        34,484
  Pension liabilities ...................................................         866,293                       833,644
  Deferred federal and state income taxes ...............................         210,013                       579,727
  Other liabilities .....................................................       2,828,368                     2,263,812
                                                                          ---------------               ---------------
    Total liabilities ...................................................     937,980,763                   932,055,877
                                                                          ---------------               ---------------
   Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued            --                            --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   December 31, 1999 - 7,626,877 issued, 6,781,815 outstanding
   September 30, 1999 - 7,908,377 issued, 7,062,092 outstanding .........          76,269                        79,084
  Additional paid-in capital ............................................      40,498,516                    43,794,535
  Retained earnings-substantially restricted ............................      78,015,102                    76,866,452
  Unearned shares issued to ESOP ........................................      (5,627,238)                   (5,871,900)
  Unearned shares issued to MRDP ........................................      (3,264,067)                   (3,519,296)
  Net unrealized loss on securities available for sale, net of tax ......      (2,806,182)                   (1,763,412)
                                                                          ---------------               ---------------
    Total shareholders' equity ..........................................     106,892,400                   109,585,463
                                                                          ---------------               ---------------
 Total liabilities and shareholders' equity ............................. $ 1,044,873,163               $ 1,041,641,340
                                                                          ===============               ===============


      See notes to consolidated financial statements.

                                                                 3


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)





                                                                              Three Months Ended           Three Months Ended
                                                                                    December 31,                 December 31,
                                                                                            1999                         1998
                                                                                     -----------                  -----------
INTEREST INCOME
  Loans receivable ................................................................. $14,245,591                  $13,839,389
  Mortgage backed and related securities ...........................................   1,083,930                      561,210
  Investment securities ............................................................   2,521,529                    3,429,265
  Federal funds sold and securities purchased under agreements to resell ...........      97,124                      207,560
  Interest bearing deposits ........................................................     102,273                      240,149
                                                                                     -----------                  -----------
    Total interest income ..........................................................  18,050,447                   18,277,573
                                                                                     -----------                  -----------

INTEREST EXPENSE
  Deposit liabilities ..............................................................   7,023,403                    7,418,560
  Advances from FHLB of Seattle ....................................................   2,771,028                    2,211,396
  Other ............................................................................      18,930                      157,660
                                                                                     -----------                  -----------
    Total interest expense .........................................................   9,813,361                    9,787,616
                                                                                     -----------                  -----------
    Net interest income ............................................................   8,237,086                    8,489,957

Provision for loan losses ..........................................................     108,000                      123,000
                                                                                     -----------                  -----------
    Net interest income after provision for
      loan losses ..................................................................   8,129,086                    8,366,957
                                                                                     -----------                  -----------

NON-INTEREST INCOME
  Fees and service charges .........................................................     770,719                      691,677
  Gain on sale of investments ......................................................       6,836                      128,193
  Gain on sale of real estate owned ................................................     117,566                         --
  Other income .....................................................................     137,255                       79,550

                                                                                     -----------                  -----------
    Total non-interest income ......................................................   1,032,376                      899,420
                                                                                     -----------                  -----------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ..............................   2,747,612                    2,413,886
  Occupancy expense ................................................................     551,520                      559,105
  Data processing expense ..........................................................     221,049                      239,805
  Insurance premium expense ........................................................      75,829                       69,975
  Loss on sale of investments ......................................................        --                        112,256
  Amortization of core deposit intangible ..........................................     413,169                      413,169
  Other expense ....................................................................   1,856,922                    1,266,881
                                                                                     -----------                  -----------
    Total non-interest expense .....................................................   5,866,101                    5,075,077
                                                                                     -----------                  -----------

Earnings before income taxes .......................................................   3,295,361                    4,191,300

Provision for income taxes .........................................................   1,266,751                    1,737,485
                                                                                     -----------                  -----------

Net earnings ....................................................................... $ 2,028,610                  $ 2,453,815
                                                                                     ===========                  ===========

Earnings per common share - basic .................................................. $      0.29                  $      0.28
Earnings per common share - diluted ................................................ $      0.29                  $      0.27
Weighted average common shares outstanding - basic .................................   7,021,894                    8,911,878
Weighted average common shares outstanding - with dilution .........................   7,021,894                    9,182,339


 See notes to consolidated financial statements.


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE THREE MONTHS ENDED DECEMBER 31, 1999
                                                         (Unaudited)


                                                                                    Unearned    Unearned
                                     Common    Common  Additional                    shares      shares         Other         Total
                                      stock     stock     paid-in     Retained       issued      issued comprehensive shareholders'
                                     shares    amount     capital     earnings      to ESOP     to MRDP income (loss)        equity
                                  ---------  -------- -----------  -----------  ----------- ----------- ------------- -------------
Balance at October 1, 1998        8,898,972   $99,168 $82,486,183  $71,051,445  ($6,850,550)($4,536,865)   $2,831,574  $145,080,955

Cash dividends                           --        --          --   (3,340,186)          --          --            --    (3,340,186)

Stock repurchased and retired    (2,008,389)  (20,084)(39,314,056)          --           --          --            --   (39,334,140)

ESOP contribution                    97,865        --     602,287           --      978,650          --            --     1,580,937

MRDP contribution                    73,644        --      20,121           --           --   1,017,569            --     1,037,690
                                  ---------  -------- -----------  -----------  ----------- ----------- ------------- -------------
                                  7,062,092    79,084  43,794,535   67,711,259   (5,871,900) (3,519,296)    2,831,574   105,025,256

Comprehensive income
     Net earnings                                                    9,155,193                                            9,155,193
     Other comprehensive income:
          Unrealized loss on
          securities, net of tax
          and reclassification
          adjustment(1)                                                                                    (4,594,986)   (4,594,986)
                                                                                                                        -----------
          Total comprehensive
          income                                                                                                          4,560,207
                                  ---------  -------- -----------  -----------  ----------- ----------- ------------- -------------
Balance at September 30, 1999     7,062,092    79,084  43,794,535   76,866,452   (5,871,900) (3,519,296)   (1,763,412)  109,585,463

Cash dividends                           --        --          --     (879,960)          --          --            --      (879,960)

Stock repurchased and retired      (281,500)   (2,815) (3,346,185)          --           --          --            --    (3,349,000)

ESOP contribution                        --        --      46,739           --      244,662          --            --       291,401

MRDP contribution                     1,223        --       3,427           --           --     255,229            --       258,656
                                  ---------  -------- -----------  -----------  ----------- ----------- ------------- -------------
                                  6,781,815    76,269  40,498,516   75,986,492   (5,627,238) (3,264,067)   (1,763,412)  105,906,560

Comprehensive income
     Net earnings                                                    2,028,610                                            2,028,610
     Other comprehensive income:
          Unrealized loss on
          securities, net of tax
          and reclassification
          adjustment(2)                                                                                    (1,042,770)   (1,042,770)
                                                                                                                        -----------
          Total comprehensive
          income                                                                                                            985,840
                                  ---------  -------- -----------  -----------  ----------- ----------- ------------- -------------
Balance at December 31, 1999      6,781,815   $76,269 $40,498,516  $78,015,102  $(5,627,238)$(3,264,067)  $(2,806,182) $106,892,400
                                  =========  ======== ===========  ===========  =========== =========== ============= =============

(1)      Net unrealized holding loss on securities of $4,332,997 (net of $2,655,708 tax benefit) less reclassification adjustment for gains included in net earnings of $261,989 (net of $160,574 tax expense).
(2)      Net unrealized holding loss on securities of $992,788 (net of $608,483 tax benefit) less reclassification adjustment for gains included in net earnings of $49,982 (net of $30,634 tax expense).


  See notes to consolidated financial statements.

                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                                               (Unaudited)


                                                             Three Months Ended         Three Months Ended
                                                                   December 31,               December 31,
                                                                           1999                       1998
                                                                   ------------              -------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ................................................. $  2,028,610               $  2,453,815

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization ................................      722,128                    724,661
    Provision for deferred taxes .................................      269,403                   (585,356)
    Provision for loan losses ....................................      108,000                    123,000
    Provision for losses on real estate owned ....................      120,000                       --
    Compensation expense related to ESOP benefit .................      291,401                    438,264
    Compensation expense related to MRDP Trust ...................      258,656                    251,881
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities ......       70,505                   (154,421)
    Increase (decrease) in deferred loan fees, net of amortization      (77,888)                   309,351
    Accretion of discounts on purchased loans ....................       (1,879)                    (3,826)
    Net gain on sale of investment and mortgage
      backed and related securities ..............................       (6,836)                   (15,937)
    Gain on sale of real estate owned ............................     (117,566)                      --
    FHLB stock dividend ..........................................     (200,200)                  (198,700)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable ..................................     (228,552)                  (209,637)
    Other assets .................................................      263,905                   (722,526)
    Accrued interest on deposit liabilities ......................       60,178                     (9,259)
    Accrued interest on borrowings ...............................      894,927                    (33,947)
    Pension liabilities ..........................................       32,649                     32,649
    Other liabilities ............................................      673,144                  2,525,421
                                                                   ------------               ------------
Net cash provided by operating activities ........................    5,160,585                  4,925,433
                                                                   ------------               ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ...........................................         --                   30,000,000
    Proceeds from maturity of investment securities
      available for sale .........................................         --                   13,550,000
    Principal repayments received on mortgage backed
       and related securities held to maturity ...................      141,592                    463,483
    Principal repayments received on mortgage backed
       and related securities available for sale .................    3,450,154                  6,483,237
    Principal repayments received on loans .......................   25,629,270                 46,578,685
    Loan originations ............................................  (30,642,882)               (74,617,179)
    Loans sold ...................................................    3,403,823                       --
    Purchase of investment securities held
      to maturity ................................................         --                  (79,711,523)
    Purchase of investment securities available
      for sale ...................................................   (1,110,000)                      --
    Proceeds from sale of investment securities
      available for sale .........................................   10,051,563                  5,109,374
    Proceeds from sale of mortgage backed and related
      securities available for sale ..............................         --                    9,454,776
    Proceeds from sale of real estate owned and
      premises and equipment .....................................    1,090,381                       --
    Purchases of premises and equipment ..........................     (710,710)                  (117,713)
                                                                   ------------               ------------
Net cash provided by (used in) investing activities ..............   11,303,191                (42,806,860)
                                                                   ------------               ------------


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                                               (Unaudited)
                                                               (Continued)


                                                             Three Months Ended         Three Months Ended
                                                                   December 31,               December 31,
                                                                           1999                       1998
                                                                   ------------               ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposit
     liabilities, net of withdrawals ............................. ($ 2,163,559)              $ 26,488,003
    Proceeds from FHLB advances ..................................   92,000,000                  5,000,000
    Repayments of FHLB advances ..................................  (76,000,000)                (5,000,000)
    Proceeds from short term borrowings ..........................         --                    8,595,000
    Repayments of short term borrowings ..........................         --                  (12,112,500)
    Stock repurchase and retirement ..............................   (3,349,000)                      --
    Advances from borrowers for taxes and insurance ..............   (9,094,151)                (8,480,258)
    Dividends paid ...............................................     (988,548)                  (892,509)
                                                                   ------------               ------------
Net cash provided by financing activities ........................      404,742                 13,597,736
                                                                   ------------               ------------
Net increase (decrease) in cash and cash
  equivalents ....................................................   16,868,518                (24,283,691)

Cash and cash equivalents at beginning
  of period ......................................................   24,522,589                 66,985,269
                                                                   ------------               ------------
Cash and cash equivalents at end of period ....................... $ 41,391,107               $ 42,701,578
                                                                   ============               ============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME TAXES PAID
    Interest paid ................................................ $  8,858,256               $  9,830,823
    Income taxes paid ............................................         --                       50,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Net unrealized loss on securities
      available for sale ......................................... ($ 1,042,770)              ($ 1,423,894)
    Dividends declared and accrued in other
      liabilities ................................................      953,360                    753,674


    See notes to consolidated financial statements


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of December 31, 1999, and September 30, 1999, the results of operations and cash flows for the three months ended December 31, 1999 and 1998. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 1999 and 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. COMPREHENSIVE INCOME

For the three months ended December 31, 1999, the Company's total comprehensive income was $1.0 million compared to $1.1 million for the three months ended
December  31,  1998.  Total  comprehensive  income  for the three  months  ended
December 31, 1999 was comprised of net income of $2.0 million and other comprehensive loss of $1.0 million, net of tax. Total comprehensive income for the three months ended December 31, 1998 was comprised of net income of $2.5 million and other comprehensive loss of $1.4 million, net of tax.

3. ALLOWANCE FOR LOAN LOSSES


Activity in allowance for loan losses is summarized as follows:

                                Three Months Ended          Year Ended
                                      December 31,       September 30,
                                              1999                1999
                                       -----------         -----------
Balance, beginning of period           $ 2,483,625         $ 1,949,677
Charge-offs ................                (2,414)           (398,052)
Recoveries .................               340,818                --
Additions ..................               108,000             932,000
                                       -----------         -----------
Balance, end of period .....           $ 2,930,029         $ 2,483,625
                                       ===========         ===========

4. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 1999 consisted of three short term advances totaling $60.0 million and eight long term advances totaling $153.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof.


Scheduled maturities of advances from the FHLB were as follows:


                                              December 31, 1999                                    September 30, 1999
                            -----------------------------------------------------  -------------------------------------------------
                                                       Range of          Weighted                          Range of         Weighted
                                                       interest           average                          interest          average
                                       Amount             rates     interest rate           Amount            rates    interest rate
                            ----------------------------------- -----------------   --------------   --------------  ---------------
Due within one year               $60,000,000       5.81%-6.01%             5.88%              $--               --               --
After two but within
five years                         15,000,000       5.70%-6.50%             6.23%       40,000,000      5.39%-5.70%            5.43%
After five but within
ten years                         138,000,000       4.77%-5.94%             5.39%      157,000,000      4.77%-5.87%            5.32%
                               --------------                                       --------------
                                 $213,000,000                                         $197,000,000
                               ==============                                       ==============


5. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingencies that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition of the Company.

6. SHAREHOLDER' EQUITY

In September 1998, the Board of Directors authorized the repurchase of approximately 20 percent of the Company's outstanding common stock. The repurchase was completed through a "Modified Dutch Auction Tender." Under this procedure, the Company's shareholders were given the opportunity to sell part or all of their shares to the Company at a price of not less than $18.00 per share and not more than $20.00 per share. Results of the offer were finalized on January 15, 1999 when the Company announced purchase of 1,984,090 shares at $19.50 per share. This represented approximately 85.9 percent of the shares tendered at $19.50 per share or below, and 64.7 percent of all shares tendered. The value of the shares purchased was approximately $38.7 million.

In December 1999, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. Five percent represents approximately 395,000 shares. As of December 31, 1999, about 74% of the repurchase plan was completed, at a weighted average price of $11.88.

7. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and
Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings. For the quarter ended December 31, 1999, there were no dilutive MRDP shares or stock options.


                                                     For the Three     Months Ended
                                                      December 31,     December 31,
                                                              1999             1998
                                                      ------------     ------------
Weighted average common
shares outstanding - basic .......................       7,021,894        8,911,878
                                                                       ------------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ......................................            --             35,184
Stock options ....................................            --            235,277
                                                      ------------     ------------
Total Dilutive Securities ........................            --            270,461
                                                      ------------     ------------
Weighted average common shares
 outstanding - with dilution .....................       7,021,894        9,182,339
                                                      ============     ============

8. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at December 31, 1999:


                                                                                                    To Be Categorized
                                                                                                   as "Well Capitalized"
                                                                                                           Under
                                                                      For Capital                    Prompt Corrective
                                         Actual                  Adequacy Purposes                    Action Provision
                           -----------------  -----------    ------------------ ------------    ------------------- ----------

                                      Amount        Ratio                Amount        Ratio                 Amount      Ratio
                           -----------------  -----------    ------------------ ------------    ------------------- ----------

 Total Capital:                  $98,066,152        17.8%           $44,048,152         8.0%            $55,060,190      10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                  95,640,343        17.4%                   N/A          N/A             33,036,114       6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                  95,640,343         9.2%            31,090,588         3.0%             51,817,647       5.0%
  (To Total Assets)
 Tangible Capital:                95,640,343         9.2%            15,545,294         1.5%                    N/A        N/A
  (To Tangible Assets)


9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement is now effective for fiscal years beginning after June 15, 2000.

The Company has determined that it currently has no instruments or contracts that meet the scope of SFAS No. 133. Accordingly, the adoption of this Statement in 2001 is not expected to have a material impact on the financial statements of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain certain "forward-looking statements" concerning the future operations of Klamath First Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this quarterly report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole which could affect the collectibility of loan balances, the ability to increase non-interest income through expansion of new lines of business, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At December 31, 1999, the Company had total consolidated assets of $1.04 billion and consolidated shareholders' equity of $106.9 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

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

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans increased 39% from $12.5 million at December 31, 1998 to $17.4 million at December 31, 1999. The Company has recently hired an experienced commercial loan officer to spearhead the plan to further increase commercial loan growth. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 35 office facilities, with the main office located in Klamath Falls, Oregon. The Association has applied for approval to open new branches in Central Point, near Medford, and Redmond, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Year 2000 Review

As with other organizations, some of the data processing programs used by the Company were originally designed to recognize calendar years by their last two digits. There was concern whether calculations performed using these truncated fields would work properly with dates beyond 1999. Correct processing of date oriented information is critical to the operation of all financial institutions because computer systems track deposit account and loan balances, record transaction activity in accounts, and calculate interest amounts, among other activities. Failure of these processes could have severely hindered the ability to continue operations and provide customer service. Because of the critical nature of the issue, the Company established a committee early in 1997 to address "Year 2000" issues. The committee, consisting of executive management, technical staff, and a full time project manager, has chosen to use the Office of Thrift Supervision Year 2000 Checklist as a guide for Year 2000 preparation. The committee is also using a Year 2000 Testing Guide and Contingency Guide provided by Alex Information Systems, Inc. to complement the OTS checklist.

The Company kept customers informed regarding Year 2000 issues and the Company's preparation activities, through statement brochures and "Year 2000" bulletin boards in all the branches, which contained information on Year 2000 readiness for the Company and the financial services industry. Employees were proactive in reassuring customers that their funds were safe with Klamath First Federal, minimizing large withdrawals of deposits and other adverse customer concerns.

The change over to Year 2000 did not cause disruption in the Company's ability to serve its customers. As of December 31, 1999, the Company estimated that total Year 2000 implementation costs will be approximately $200,000 and have been expensed over a period of 18 months, affecting fiscal years 1998, 1999, and 2000. This estimate is based on information available at December 31, 1999, and may be revised as additional information and actual costs become available. During the quarter ended December 31, 1999 and the years ended September 30, 1999 and 1998, $10,000, $82,000 and $89,000 of Year 2000 expenses were incurred and expensed, respectively.

Changes in Financial Condition

At December 31, 1999, the consolidated assets of the Company totaled $1.045 billion, up slightly from $1.042 billion at September 30, 1999.

Net loans receivable increased by $724,180 to $740.5 million at December 31, 1999, compared to $739.8 million at September 30, 1999. Rising mortgage interest rates have dampened mortgage demand, reducing loan originations this quarter. In addition, the Company sold $3.4 million in single family mortgage loans to Fannie Mae, further reducing loans receivable.

Investment securities decreased $10.2 million, or 6.40%, from $159.2 million at September 30, 1999 to $149.0 million at December 31, 1999. This decrease was primarily the result of sale of $10.1 million of investment securities available for sale.

During the three months ended December 31, 1999, $3.6 million of principal payments were received on mortgage backed and related securities ("MBS") and market value of MBS available for sale decreased by $463,516, resulting in a decrease in the balance of MBS from $75.3 million at September 30, 1999 to $71.2 million at December 31, 1999.

Deposit liabilities decreased $2.2 million, less than 1.00%, from $720.4 million at September 30, 1999 to $718.2 million at December 31, 1999, the first decrease in the Company's history. The decrease reflects the Company's strategy to rely on Federal Home Loan Bank of Seattle borrowed funds which can be acquired at lower rates than corresponding maturities of new deposits. This approach controls interest expense as well as managing scheduled liability maturities.

Advances from borrowers for taxes and insurance decreased $9.1 million from September 30, 1999 to December 31, 1999. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

The Company's total borrowings increased $16.0 million from September 30, 1999 to December 31, 1999. The majority of the increase was used as part of the Company's Year 2000 readiness plan to fund anticipated cash needs for the end of the year date change to year 2000.

Total shareholders' equity decreased $2.7 million, or 2.46%, from $109.6 million at September 30, 1999 to $106.9 million at December 31, 1999. This decrease was primarily the result of a $3.3 million reduction due to the buyback of shares and a $1.0 million decrease in unrealized gains on securities available for sale, partially offset by $2.0 million in earnings for the first quarter.

Results of Operations

     Comparison of Three Months Ended December 31, 1999 and 1998

General. Basic earnings per share increased from $.28 for the quarter ended December 31, 1998 to $.29 for the same period of 1999. Net income decreased $425,205, or 17.33%, from $2.5 million for the three months ended December 31, 1998 to $2.0 million for the three months ended December 31, 1999. This decrease was primarily attributable to an increase in non-interest expense.

Interest Income. The Company recorded interest income of $18.1 million in the first quarter ended December 31, 1999, a slight decrease of 1.09% from $18.3 million for the same period last year. While average interest earning assets increased by $8.5 million, or 7.88%, yield decreased from 7.34% for the quarter ended December 31, 1998 to 7.19% for the same period of 1999. The primary factor contributing to the decrease in yield was a decrease in the yield on loans receivable from 8.01% for the quarter ended December 31, 1998 to 7.60% for the current quarter. Yields on other interest earning assets remained stable or improved for the period.

Interest Expense. Total interest expense remained constant at $9.8 million for the quarters ended December 31, 1998 and 1999. Average deposits increased by $14.0 million comparing the three months ended December 31, 1998 to 1999, while the average interest paid on interest-bearing deposits decreased 33 basis points from 4.54% for the three months ended December 31, 1998 to 4.21% for the same period ended December 31, 1999. The average balance of FHLB advances increased $33.3 million from $167.1 million for the three months ended December 31, 1998 to $200.5 million for the same period ended December 31, 1999 resulting in an increase in interest on FHLB advances of $559,632 for the three months ended December 31, 1999 compared with the same period ended December 31, 1998. The rate paid on borrowings increased by 21 basis points from 5.32% for the quarter ended December 31, 1998 to 5.53% for the same period in 1999.

Provision for Loan Losses. The provision for loan losses was $108,000 and there were $2,414 of charge offs, and $340,818 of recoveries during the three months ended December 31, 1999 compared to a $123,000 provision and $3,000 of charge offs during the three months ended December 31, 1998. In previous periods, the provision was increased in response to portfolio growth and changes in the composition of the portfolio to include a higher percentage of loans, such as commercial real estate and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. The provision for loan losses is being maintained at the higher level.

Non-Interest Income. Non-interest income increased $132,956, or 14.78%, to $1.0 million for the three months ended December 31, 1999 from $899,420 for the three months ended December 31, 1998. Income from fees and service charges continues to show growth, increasing by 11.43% from $671,677 for the quarter ended December 31, 1998 to $770,719 for the current quarter. Other non-interest income increased significantly due to gains recorded on sale of mortgage loans to Fannie Mae.

Non-Interest Expense. Non-interest expense increased $791,024, or 15.59%, to $5.9 million for the three months ended December 31, 1999, from $5.1 million in the comparable period in 1998. The most significant increases were noted in compensation, employee benefits and related expense, and other expense. As a routine accounting procedure, a portion of compensation expense is allocated to the cost of originating loans and such cost is taken to expense over the life of the loans. Because the number of loan originations decreased significantly in the quarter ended December 31, 1999, less compensation cost was allocated to loan originations and deferred, resulting in an increase in compensation expense. Other expense increased due to increases in general operating expenses and approximately $400,000 in charges related to foreclosure of a commercial real estate property. The ratio of non-interest expense to average total assets was 2.24% and 1.94% for the three months ended December 31, 1999 and 1998, respectively.

Income Taxes. The provision for income taxes decreased $470,734 for the three months ended December 31, 1999 compared with the prior year. The effective tax rate was evaluated and revised to 38.44% for the quarter ended December 31, 1999 compared to 41.45% for the same period of 1998.

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


Item 6.  Exhibits and Reports on Form 8-K

         a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended December 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    KLAMATH FIRST BANCORP, INC.

Date:    February 11, 2000                         By:      /s/ Gerald V. Brown
                                                    ---------------------------
                                                 Gerald V. Brown, President and
                                                        Chief Executive Officer


Date:    February 11, 2000                  By:      /s/ Marshall Jay Alexander
                                                    ---------------------------
                                  Marshall Jay Alexander, Senior Vice President
                                                    and Chief Financial Officer