Form 10-Q
period 2000-03-31
KLAMATH FIRST BANCORP INC
filed 2000-05-15
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2000

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

     As of April 21, 2000, there were issued 7,512,958 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.        Financial Information
-------        ----------------------
Item 1.        Financial Statements                                         Page
                                                                         -------
               Consolidated Balance Sheets
               (As of March 31, 2000 and September 30, 1999)                   3

               Consolidated Statements of Earnings
               (For the three months and six months
               ended March 31, 2000 and 1999)                                  4

               Consolidated Statements of Shareholders' Equity
               (For the year ended September 30, 1999 and for
               the six months ended March 31, 2000)                            5

               Consolidated Statements of Cash Flows (For the six
               months ended March 31, 2000 and 1999)                       6 - 7

               Notes to Consolidated Financial Statements                 8 - 11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12 - 16

Part II.       Other Information
--------       -------------------

Item 1.        Legal Proceedings                                              17

Item 2.        Changes in Securities                                          17

Item 3.        Defaults Upon Senior Securities                                17

Item 4.        Submission of Matters to a Vote of Security Holders            17

Item 5.        Other Information                                              17

Item 6.        Exhibits and Reports on Form 8-K                               17

Signatures                                                                    18


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2000 AND SEPTEMBER 30, 1999
                                   (Unaudited)



                                                                             March 31, 2000    September 30, 1999
ASSETS                                                                     ----------------    ------------------

Cash and due from banks .................................................   $    26,042,691    $    21,123,217
Interest bearing deposits with banks ....................................         1,222,284          1,231,516
Federal funds sold and securities purchased under agreements to resell ..         4,092,516          2,167,856
                                                                            ---------------    ---------------
   Total cash and cash equivalents ......................................        31,357,491         24,522,589

Investment securities available for sale, at fair value
  (amortized cost: $152,101,065 and $161,112,272) .......................       149,004,467        158,648,057
Investment securities held to maturity, at amortized cost (fair
  value: $570,708 and $577,455) .........................................           558,589            559,512
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $96,891,204 and $73,075,553) ...................        96,537,407         72,695,555
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $2,385,477 and $2,596,408) ..........................         2,401,850          2,600,920
Loans receivable, net ...................................................       737,092,357        739,793,403
Real estate owned and repossessed assets ................................         1,536,176          1,494,890
Premises and equipment, net .............................................        12,096,843         11,581,923
Stock in Federal Home Loan Bank of Seattle, at cost .....................        11,456,600         10,957,300
Accrued interest receivable .............................................         7,244,345          7,153,818
Core deposit intangible .................................................         8,952,002          9,778,341
Other assets ............................................................         2,529,423          1,855,032
                                                                            ---------------    ---------------
   Total assets .........................................................   $ 1,060,767,550    $ 1,041,641,340
                                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $   709,303,193    $   720,401,112
  Accrued interest on deposit liabilities ...............................         1,182,400          1,184,471
  Advances from borrowers for taxes and insurance .......................         3,775,667          9,758,627
  Advances from Federal Home Loan Bank of Seattle .......................       223,000,000        197,000,000
  Short term borrowings .................................................         1,000,000                 --
  Accrued interest on borrowings ........................................         1,078,168             34,484
  Pension liabilities ...................................................           898,942            833,644
  Deferred income taxes .................................................           693,099            579,727
  Other liabilities .....................................................        12,044,937          2,263,812
                                                                            ---------------    ---------------
    Total liabilities ...................................................       952,976,406        932,055,877
                                                                            ---------------    ---------------
    Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                 --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   March 31, 2000 - 7,512,958 issued, 6,668,875 outstanding
   September 30, 1999 - 7,908,377 issued, 7,062,092 outstanding .........            75,130             79,084
  Additional paid-in capital ............................................        39,257,776         43,794,535
  Retained earnings-substantially restricted ............................        78,988,895         76,866,452
  Unearned shares issued to ESOP ........................................        (5,382,575)        (5,871,900)
  Unearned shares issued to MRDP ........................................        (3,008,837)        (3,519,296)
  Net unrealized loss on securities available for sale, net of tax ......        (2,139,245)        (1,763,412)
                                                                            ---------------    ---------------
    Total shareholders' equity ..........................................       107,791,144        109,585,463
                                                                            ---------------    ---------------
    Total liabilities and shareholders' equity ..........................   $ 1,060,767,550    $ 1,041,641,340
                                                                            ===============    ===============


      See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                      Three           Three            Six              Six
                                                               Months Ended    Months Ended   Months Ended     Months Ended
                                                                  March 31,       March 31,      March 31,        March 31,
                                                                       2000            1999           2000             1999
                                                             --------------  --------------  --------------  --------------
INTEREST INCOME
  Loans receivable ........................................  $   14,283,921  $   14,064,649  $   28,529,511  $   27,904,038
  Mortgage backed and related securities ..................       1,266,675         391,092       2,350,605         952,302
  Investment securities ...................................       2,469,830       2,863,380       4,991,358       6,292,645
  Federal funds sold ......................................          49,320         214,756         146,444         422,316
  Interest bearing deposits ...............................          71,432         152,623         173,706         392,772
                                                             --------------  --------------  --------------  --------------
    Total interest income .................................      18,141,178      17,686,500      36,191,624      35,964,073
                                                             --------------  --------------  --------------  --------------

INTEREST EXPENSE
  Deposit liabilities .....................................       7,036,474       7,263,000      14,059,877      14,681,561
  FHLB advances ...........................................       3,182,153       2,135,328       5,953,181       4,346,724
  Other ...................................................          19,529          62,775          38,458         220,434
                                                             --------------  --------------  --------------  --------------
    Total interest expense ................................      10,238,156       9,461,103      20,051,516      19,248,719
                                                             --------------  --------------  --------------  --------------
    Net interest income ...................................       7,903,022       8,225,397      16,140,108      16,715,354

Provision for loan losses .................................         200,000         303,000         308,000         426,000

                                                             --------------  --------------  --------------  --------------
    Net interest income after provision for
      loan losses .........................................       7,703,022       7,922,397      15,832,108      16,289,354
                                                             --------------  --------------  --------------  --------------

NON-INTEREST INCOME
  Fees and service charges ................................         756,168         686,215       1,526,887       1,377,892
  Gain on sale of investments .............................            --           179,135           6,836         307,328
  Gain on sale of real estate owned .......................             748          26,179         118,314          26,179
  Other income ............................................         169,097          54,000         306,352         133,550
                                                             --------------  --------------  --------------  --------------
    Total non-interest income .............................         926,013         945,529       1,958,389       1,844,949
                                                             --------------  --------------  --------------  --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense .....       2,884,515       2,549,616       5,632,127       4,963,502
  Occupancy expense .......................................         584,203         561,453       1,135,723       1,120,557
  Data processing expense .................................         243,283         242,978         464,331         482,783
  Insurance premium expense ...............................          38,057          77,662         113,886         147,638
  Loss on sale of investments .............................            --              --              --           112,256
  Loss on sale of real estate owned .......................            --             5,398            --             5,398
  Amortization of core deposit intangible .................         413,169         413,169         826,339         826,339
  Other expense ...........................................       1,407,419       1,213,458       3,264,341       2,480,338
                                                             --------------  --------------  --------------  --------------
    Total non-interest expense ............................       5,570,646       5,063,734      11,436,747      10,138,811
                                                             --------------  --------------  --------------  --------------

Earnings before income taxes ..............................       3,058,389       3,804,192       6,353,750       7,995,492

Provision for income tax ..................................       1,184,248       1,508,741       2,450,999       3,246,226
                                                             --------------  --------------  --------------  --------------

Net earnings ..............................................  $    1,874,141  $    2,295,451  $    3,902,751  $    4,749,266
                                                             ==============  ==============  ==============  ==============

Earnings per common share - basic .........................  $         0.28  $         0.32  $         0.57  $         0.59
Earnings per common share - fully diluted .................  $         0.28  $         0.31  $         0.57  $         0.57
Weighted average common shares outstanding - basic ........       6,769,260       7,261,474       6,896,199       8,095,744
Weighted average common shares outstanding -  with dilution       6,769,260       7,485,198       6,896,199       8,343,948



     See notes to consolidated financial statements.


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE SIX MONTHS ENDED MARCH 31, 2000
                                   (Unaudited)

                                                                                   Unearned     Unearned
                                   Common       Common    Additional                 shares       shares         Other        Total
                                    stock        stock       paid-in   Retained      issued       issued comprehensive shareholders'
                                   shares       amount       capital   earnings     to ESOP      to MRDP income (loss)       equity
                                ---------  -----------   ----------- ---------- -----------  ----------- ------------  ------------
Balance at October 1, 1998      8,898,972  $    99,168  $82,486,183 $71,051,445 ($6,850,550) ($4,536,865) $ 2,831,574  $145,080,955

Cash dividends ............          --         --            --     (3,340,186)       --           --           --      (3,340,186)

Stock repurchased and retired  (2,008,389)     (20,084) (39,314,056)       --           --          --           --     (39,334,140)

ESOP contribution .........        97,865       --          602,287        --       978,650         --           --       1,580,937

MRDP contribution .........        73,644       --           20,121        --          --      1,017,569        --        1,037,690
                             ------------  ------------  ----------  ----------  ----------   ----------   ----------   -----------
                                7,062,092       79,084   43,794,535  67,711,259  (5,871,900)  (3,519,296)   2,831,574   105,025,256

Comprehensive income
  Net earnings ............                                           9,155,193                                           9,155,193
  Other comprehensive income:
     Unrealized loss on
     securities, net of tax
     and reclassification
     adjustment .........(1)                                                                               (4,594,986)   (4,594,986)
                                                                                                                       ------------
     Total comprehensive
     income ...............                                                                                               4,560,207
                             ------------   ----------  -----------  ----------- -----------  ----------- -----------  ------------
Balance at September 30, 1999   7,062,092       79,084   43,794,535  76,866,452  (5,871,900)  (3,519,296)  (1,763,412)  109,585,463

Cash dividends ............          --          --           --     (1,780,308)        --           --          --      (1,780,308)

Stock repurchased and retired    (395,419)      (3,954)  (4,615,030)      --           --           --           --      (4,618,984)

ESOP contribution .........          --           --         71,417       --        489,325         --           --         560,742

MRDP contribution .........         2,202         --          6,854       --           --        510,459         --         517,313
                             ------------   ----------  -----------  ----------  ----------  -----------   ----------   -----------
                                6,668,875       75,130   39,257,776  75,086,144  (5,382,575)  (3,008,837)  (1,763,412)  104,264,226

Comprehensive income
  Net earnings ............                                           3,902,751                                           3,902,751
  Other comprehensive income:
     Unrealized loss on
     securities, net of tax
     and reclassification
     adjustment ........(2)                                                                                  (375,833)     (375,833)
                                                                                                                       ------------
     Total comprehensive
     income ...............                                                                                               3,526,918
                             ------------   ---------- -----------  -----------  ----------- -----------  -----------  ------------
Balance at March 31, 2000 .     6,668,875   $   75,130 $39,257,776  $78,988,895  ($5,382,575)($3,008,837) ($2,139,245) $107,791,144
                             ============   ========== ===========  ===========  =========== ===========  ===========  ============

(1)  Net unrealized holding loss on securities of $4,332,997 (net of $2,655,708 tax benefit) less reclassification adjustment for gains included in net earnings of $261,989 (net of $160,574 tax expense).
(2)  Net unrealized holding loss on securities of $325,851 (net of $199,715 tax benefit) less reclassification adjustment for gains included in net earnings of $49,982 (net of $30,634 tax expense).


  See notes to consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)


                                                             Six Months Ended   Six Months Ended
                                                                    March 31,          March 31,
                                                                         2000               1999
                                                             ----------------   ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ..........................................  $      3,902,751   $      4,749,266

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization .........................         1,455,295          1,447,131
    Provision for deferred taxes ..........................           343,721           (653,002)
    Provision for loan losses .............................           308,000            426,000
    Provision for loss on real estate owned ...............           120,000               --
    Compensation expense related to ESOP benefit ..........           560,742            848,678
    Compensation expense related to MRDP Trust ............           517,313            507,104
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities           128,325            (65,700)
    Increase in deferred loan fees, net of amortization ...          (270,335)           434,825
    Accretion of discounts on purchased loans .............              (689)             2,602
    Net (gain) loss on sale of real estate owned and
      premises and equipment ..............................          (129,314)           (20,781)
    Net (gain) loss on sale of investment and mortgage
      backed and related securities .......................            (6,836)          (195,072)
    FHLB stock dividend ...................................          (381,800)          (396,800)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable ...........................           (90,527)           837,669
    Other assets ..........................................          (754,391)          (396,545)
    Accrued interest on deposit liabilities ...............            (2,071)           (91,195)
    Accrued interest on borrowings ........................         1,043,684            (93,595)
    Pension liabilities ...................................            65,298             65,298
    Other liabilities .....................................         9,977,914            926,974
                                                             ----------------   ----------------
Net cash provided by operating activities .................        16,787,080          8,332,857
                                                             ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ....................................              --           82,130,000
    Proceeds from maturity of investment securities
      available for sale ..................................              --           29,072,000
    Principal repayments received on mortgage
       backed and related securities held to maturity .....           196,011            693,758
    Principal repayments received on mortgage
       backed and related securities available for sale ...         5,333,869         10,104,457
    Principal repayments received on loans ................        49,032,568         86,664,019
    Loan originations .....................................       (51,915,658)      (135,767,224)
    Loans purchased .......................................              --           (4,764,023)
    Loans sold ............................................         4,108,823               --
    Purchase of investment securities held
      to maturity .........................................              --          (79,711,523)
    Purchase of investment securities available
      for sale ............................................        (1,110,000)        (6,331,027)
    Purchase of mortgage backed and related
      securities available for sale .......................       (29,197,384)              --
    Purchase of FHLB stock ................................          (117,500)              --
    Proceeds from sale of investment securities
      available for sale ..................................        10,051,563         10,302,314
    Proceeds from sale of mortgage backed and related
      securities available for sale .......................              --            9,454,776
    Proceeds from sale of real estate owned and
      premises and equipment ..............................         1,406,366            258,865
    Purchases of premises and equipment ...................        (1,063,876)          (245,363)
                                                             ----------------   ----------------
Net cash provided by (used in) investing activities .......       (13,275,218)         1,861,029
                                                             ----------------   ----------------


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                                   (Continued)

                                                             Six Months Ended   Six Months Ended
                                                                    March 31,          March 31,
                                                                         2000               1999
                                                             ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposit liabilities,
      net of withdrawals ..................................  ($    11,097,919)  $     34,635,840
    Proceeds from FHLB advances ...........................       429,500,000          5,000,000
    Repayments of FHLB advances ...........................      (403,500,000)        (5,000,000)
    Proceeds from short term borrowings ...................         1,000,000          8,595,000
    Repayments of short term borrowings ...................              --          (20,707,500)
    Stock repurchase and retirement .......................        (4,618,984)       (38,980,733)
    Advances from borrowers for taxes and insurance .......        (5,982,960)        (5,462,456)
    Dividends paid ........................................        (1,977,097)        (1,646,113)
                                                             ----------------   ----------------
Net cash provided by (used in) financing activities .......         3,323,040        (23,565,962)
                                                             ----------------   ----------------
Net (decrease) increase in cash and cash
  equivalents .............................................         6,834,902        (13,372,076)

Cash and cash equivalents at beginning
  of period ...............................................        24,522,589         66,985,269

                                                             ----------------   ----------------
Cash and cash equivalents at end of period ................  $     31,357,491   $     53,613,193
                                                             ================   ================
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid .........................................  $     19,009,603   $     19,433,509
    Income taxes paid .....................................         2,940,000          3,001,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale ..................................  ($       375,833)  ($     1,959,800)
    Dividends declared and accrued in other
      liabilities .........................................           976,685            951,920





    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 2000 and September 30, 1999, the results of operations for the three and six months ended March 31, 2000 and 1999 and cash flows for the six months ended March 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.      COMPREHENSIVE INCOME

For the three months ended March 31, 2000, the Company's total comprehensive income was $2.5 million compared to $1.8 million for the three months ended March 31, 1999. Total comprehensive income for the three months ended March 31, 2000 was comprised of net income of $1.9 million and other comprehensive income of $666,937, net of tax. Total comprehensive income for the three months ended March 31, 1999 was comprised of net income of $2.3 million and other comprehensive loss of $526,025, net of tax.

For the six months ended March 31, 2000, the Company's total comprehensive income was $3.5 million compared to $2.8 million for the six months ended March 31, 1999. Total comprehensive income for the six months ended March 31, 2000 was comprised of net income of $3.9 million and other comprehensive loss of $375,833, net of tax. Total comprehensive income for the six months ended March 31, 1999 was comprised of net income of $4.7 million and other comprehensive loss of $1.9 million, net of tax.

3.      ALLOWANCE FOR LOAN LOSSES


Activity in the allowance for loan losses is summarized as follows:

                                   Six Month Ended              Year Ended
                                         March 31,           September 30,
                                              2000                    1999
                                      ------------            ------------
Balance, beginning of period            $2,483,625              $1,949,677
Charge-offs                               (155,716)               (398,052)
Recoveries                                 346,669                      --
Additions                                  308,000                 932,000
                                        ----------              ----------
Balance, end of period                  $2,982,578              $2,483,625
                                        ==========              ==========

At March 31, 2000, impaired loans totalled $445,562. Specifically allocated loan loss reserves related to these loans totalled $32,500. The average investment in impaired loans for the three months and six months ended March 31, 2000 was $913,560 and $648,610, respectively. There were no impaired loans at March 31, 1999 or during the six months then ended.

4.      ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2000 consisted of one short term advance totaling $50.0 million and eight long term advances totaling $173.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.


Scheduled maturities of advances from the FHLB were as follows:


                                        March 31, 2000                              September 30, 1999
                       -----------------------------------------------  --------------------------------------------
                                           Range of           Weighted                     Range of         Weighted
                                           interest            average                     interest          average
                              Amount          rates      interest rate        Amount          rates    interest rate
                       -------------   ------------     --------------  ------------   ------------    -------------
Due within one year .   $ 50,000,000          6.08%              6.08%           $--           --                --

After one but within
five years ..........     15,000,000   5.70%-5.96%               5.87%    40,000,000   5.39%-5.70%             5.43%

After five but within
ten years ...........    158,000,000   4.77%-7.05%               5.86%   157,000,000   4.77%-5.87%             5.32%
                        ------------                                    ------------
                        $223,000,000                                   $ 197,000,000
                        ============                                   =============

5.      SHORT TERM BORROWINGS

Short term borrowings at March 31, 2000 consisted of $1.0 million in credit line borrowing from a financial institution at a rate of 9.00%.

6.      COMMITMENTS AND CONTINGENCIES

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

7.             SHAREHOLDERS' EQUITY

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

In December 1999, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. As of March 31, 2000, the repurchase had been completed with the purchase of 395,419 shares at an average price of $11.68 per share and a total cost of $4.6 million.

8.      EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share." Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and
Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings. There were no dilutive MRDP shares or stock options for the three and six months ended March 31, 2000.

                                                              For the Three Months Ended
                                                                March  31,      March 31,
                                                                      2000           1999

                                                              -------------   -----------
Weighted average common
shares outstanding - basic                                        6,769,260     7,261,474
                                                              -------------   -----------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ................................................           --          37,252
Stock options ..............................................           --         186,472
                                                               ------------   -----------
Total Dilutive Securities ..................................           --         223,724
                                                               ------------   -----------
Weighted average common shares
 outstanding - with dilution ...............................      6,769,260     7,485,198
                                                               ============   ===========

                                                                For the Six Months Ended
                                                                  March 31,     March 31,
                                                                       2000          1999
                                                               ------------   -----------
Weighted average common
shares outstanding - basic .................................      6,896,199     8,095,744
                                                               ------------   -----------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ................................................           --          36,218
Stock options ..............................................           --         211,986
                                                               ------------   -----------
Total Dilutive Securities ..................................           --         248,204
                                                               ------------   -----------
Weighted average common shares
 outstanding - with dilution ...............................      6,896,199     8,343,948
                                                               ============   ===========

9.             REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 2000:


                                                                             Categorized as "Well
                                                                               Capitalized" Under
                                                             For Capital        Prompt Corrective
                                       Actual          Adequacy Purposes         Action Provision
                             ----------------------  ---------------------  ----------------------
                                   Amount     Ratio        Amount    Ratio        Amount     Ratio
As of March 31, 2000:        ------------   -------  ------------  -------  ------------   -------
Total Capital: ...........   $100,869,999     18.3%  $ 44,211,760     8.0%  $ 55,264,700     10.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........     98,150,347     17.8%         N/A       N/A     33,158,820      6.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........     98,150,347      9.3%    42,090,114     4.0%    52,612,642      5.0%
 (To Total Assets)
Tangible Capital: ........     98,150,347      9.3%    15,783,792     1.5%          N/A       N/A
 (To Tangible Assets)

10.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement is now effective for fiscal years beginning after June 15, 2000.

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

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At March 31, 2000, the Company had total consolidated assets of $1.06 billion and consolidated shareholders' equity of $107.8 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

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

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans increased 50% from $13.7 million at March 31, 1999 to $20.5 million at March 31, 2000. The Company hired an experienced commercial loan officer to spearhead the plan to further increase commercial loan growth. After only 90 days in operation, the commercial lending department has over $10 million in loans in the pipeline. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

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

Changes in Financial Condition

At March 31, 2000, the consolidated assets of the Company totaled $1.061 billion, up 1.84% from $1.042 billion at September 30, 1999.

Net loans receivable decreased by $2.7 million to $737.1 million at March 31, 2000, compared to $739.8 million at September 30, 1999. Rising mortgage interest rates have dampened mortgage demand, reducing loan originations during the last six months. In addition, the Company sold $4.1 million in single family mortgage loans to Fannie Mae, further reducing loans receivable.

Investment securities decreased $9.6 million, or 6.06%, from $159.2 million at September 30, 1999 to $149.6 million at March 31, 2000. This decrease was primarily the result of sale of $10.1 million of investment securities available for sale.

During the six months ended March 31, 2000, $5.5 million of principal payments were received on mortgage backed and related securities ("MBS") and $29.2 million of MBS available for sale were purchased, resulting in an overall increase in the balance of MBS from $75.3 million at September 30, 1999 to $98.9 million at March 31, 2000.

Deposit liabilities decreased $11.1 million, or 1.54%, from $720.4 million at September 30, 1999 to $709.3 million at March 31, 2000. The decrease reflects the Company's strategy to rely on Federal Home Loan Bank of Seattle borrowed funds which can be acquired at lower rates than corresponding maturities of new deposits. This approach controls interest expense as well as managing scheduled liability maturities.

Advances from borrowers for taxes and insurance decreased $6.0 million from September 30, 1999 to March 31, 2000. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

The Company's total borrowings increased $26.0 million from September 30, 1999 to March 31, 2000. The majority of the increase was used to purchase MBS as part of the plan to manage interest rate risk.

Total shareholders' equity decreased $1.8 million, or 1.64%, from $109.6 million at September 30, 1999 to $107.8 million at March 31, 2000. This decrease was primarily the result of a $4.6 million reduction due to the buyback of shares and a $375,833 increase in unrealized losses on securities available for sale, partially offset by $3.9 million in earnings for the six month period.

Results of Operations

             Comparison of Six Months Ended March 31, 2000 and 1999

General. The higher interest rate environment, the inverted yield curve, and low loan volume had an adverse effect on earnings, primarily by lowering loan demand throughout the Company's statewide market. Net income decreased by $846,515, or 17.82%, from $4.7 million for the six months ended March 31, 1999 to $3.9 million for the six months ended March 31, 2000. Increases in interest income and non-interest income were offset by increases in interest expense and non-interest expense.

Interest Income. Additional interest income generated by the $26.6 million increase in average interest earning assets contributed to an increase of $227,551 in interest income for the six months ended March 31, 2000 compared to 1999. Interest income on loans receivable increased $625,473, or 2.24%, from $27.9 million for the six months ended March 31, 1999 to $28.5 million for the same period of 2000. This increase was a result of the $45.4 million increase in average loans receivable. The increase in interest on loans was offset by a $494,938 decrease in interest on federal funds and interest bearing deposits. Short term investments matured and interest bearing deposits were liquidated to provide funds for stock repurchase programs in January 1999, December 1999, and January 2000, reducing average investment balances, thus generating less income. The average yield on interest earning assets decreased 14 basis points to 7.18% for the six months ended March 31, 2000 compared to 7.32% for the same period ended March 31, 1999. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) decreased from 2.72% to 2.59% and interest rate margin (net interest income divided by average interest earning assets) decreased from 3.40% to 3.20% comparing the six month periods.

Interest Expense. Total interest expense increased $802,797, or 4.17%, for the six months ended March 31, 2000 compared to the same period in 1999. That increase was the combined result of a $621,684 decrease in interest on deposit liabilities and a $1.6 million increase in interest expense on FHLB advances. Interest on deposit liabilities declined due to a 20 basis point reduction in the average interest rate paid on deposit accounts. Interest expense on FHLB advances increased with the $36.9 million increase in average borrowings and a 45 basis point increase in the average rate paid.

Provision for Loan Losses. The provision for loan losses was $308,000 and there were $155,716 of charge offs and $346,669 of recoveries during the six months ended March 31, 2000 compared to a $426,000 provision and $3,000 of charge offs during the six months ended March 31, 1999. As the Company has grown over the last twelve months, the composition of the loan portfolio has changed with increases in construction loans and commercial and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. Because of the Company's history of relatively low loan loss experience, it has historically maintained an allowance for loan losses at a lower percentage of total loans as compared with other institutions with higher risk loan portfolios and higher loss experience. The increased provision for loan losses reflects such changes in the composition of the loan portfolio, although the Company's recent experience has not indicated a deterioration in loan quality. The balance of non-performing loans has decreased during the current fiscal year, primarily as a result of the pay off of a $1.5 million land development loan. The Company is not anticipating any material loss on the remaining non-performing loans at this time.

Non-Interest Income. Non-interest income increased $113,440, or 6.15%, to $2.0 million for the six months ended March 31, 2000 from $1.8 million for the six months ended March 31, 1999. Fees and service charges increased by 10.81% due to an increase in deposit accounts subject to service charges. In the time since March 31, 1999 the Company initiated a program to sell mortgage loans and established a retail investment subsidiary, Klamath First Financial Services. The results of these actions can be seen in the 129.39% increase in other non-interest income from $133,550 for the six months ended March 31, 1999 to $306,352 for the six months ended March 31, 2000. Of this increase $60,800 is from profit on sale of mortgage loans and $68,487 is income from the new investment subsidiary.

Non-Interest Expense. Non-interest expense increased $1.3 million, or 12.80%, to $11.4 million for the six months ended March 31, 2000, from $10.1 million for the comparable period in 1999. Compensation, employee benefits, and related expense increased $668,625, or 13.47% from $5.0 million for the six months ended March 31, 1999 to $5.6 million for the same period in 2000. Of this increase, $243,787 relates directly to an increase in salary expense. The remaining increase in compensation expense is a function of a routine accounting procedure wherein a portion of compensation expense is allocated to the cost of originating loans and such cost is deferred and taken to expense over the life of the loans. Because the number of loan originations decreased significantly for the six months ended March 31, 2000 compared to the previous year, less compensation cost was allocated to loan originations and deferred, resulting in an increase in compensation expense. Other non-interest expense increased by $784,003, or 31.61%, comparing the six months ended March 31, 2000 with the same period of 1999. Approximately $400,000 of this increase is due to charges related to foreclosure of a commercial real estate property. The ratio of non-interest expense to average total assets was 2.18% and 1.97% for the six months ended March 31, 2000 and 1999, respectively.

Income Taxes. The provision for income taxes decreased $795,227 for the six months ended March 31, 2000 compared with the prior year. The effective tax rate was evaluated and revised to 38.57% for the six months ended March 31, 2000 compared to 40.60% for the same period of 1999.

            Comparison of Three Months Ended March 31, 2000 and 1999

General. Basic earnings per share decreased from $.32 for the quarter ended March 31, 1999 to $.28 for the same period of 2000. Net income decreased $421,310, or 18.35%, from $2.3 million for the three months ended March 31, 1999 to $1.9 million for the three months ended March 31, 2000. This decrease was the combined result of a decrease in net interest income and an increase in non-interest expense.

Interest Income. The Company recorded interest income of $18.1 million in the second quarter ended March 31, 2000, an increase of 2.57% from $17.7 million for the same period last year. While average interest earning assets increased by $45.4 million, or 4.69%, yield decreased from 7.31% for the quarter ended March 31, 1999 to 7.17% for the same period of 2000. The primary factor contributing to the decrease in yield was a decrease in the yield on loans receivable from 7.83% for the quarter ended March 31, 1999 to 7.61% for the current quarter. Yields on other interest earning assets remained stable or improved for the period.

Interest Expense. Total interest expense increased $777,053, or 8.21%, to $10.2 million for the quarter ended March 31, 2000 compared to $9.5 million for the quarter ended March 31, 1999. Average deposits decreased by $12.6 million comparing the three months ended March 31, 1999 to 2000, while the average interest paid on interest-bearing deposits decreased 6 basis points from 4.35% for the three months ended March 31, 1999 to 4.29% for the same period ended March 31, 2000. The average balance of FHLB advances increased $49.7 million, from $170.5 million for the three months ended March 31, 1999 to $220.2 million for the same period ended March 31, 2000, resulting in an increase in interest on FHLB advances of $1.0 million for the three months ended March 31, 2000 compared with the same period ended March 31, 1999. The rate paid on borrowings increased by 68 basis points from 5.12% for the quarter ended March 31, 1999 to 5.80% for the same period in 2000.

Provision for Loan Losses. The provision for loan losses was $200,000 and there were $153,303 of charge offs, and $5,851 of recoveries during the three months ended March 31, 2000 compared to a $303,000 provision and no charge offs during the three months ended March 31, 1999. In previous periods, the provision was increased in response to portfolio growth and changes in the composition of the portfolio to include a higher percentage of loans, such as commercial real estate and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. The provision for loan losses is being maintained at the higher level.

Non-Interest Income. Non-interest income decreased $19,516, or 2.06%, to $926,013 for the three months ended March 31, 2000 from $945,529 for the three months ended March 31, 1999. Income from fees and service charges continues to show growth, increasing by 10.19% from $686,215 for the quarter ended March 31, 1999 to $756,168 for the current quarter. Other non-interest income increased significantly due to gains recorded on sale of mortgage loans to Fannie Mae and income generated by Klamath First Financial Services. Gain on sale of investments of $179,135 during the quarter ended March 31, 1999 was not matched in 2000, resulting in the slight decrease in non-interest income.

Non-Interest Expense. Non-interest expense increased $506,912, or 10.01%, to $5.6 million for the three months ended March 31, 2000, from $5.1 million in the comparable period in 1999. The most significant increases were noted in compensation, employee benefits and related expense, and other expense. As a routine accounting procedure, a portion of compensation expense is allocated to the cost of originating loans and such cost is taken to expense over the life of the loans. Because the number of loan originations decreased significantly in the quarter ended March 31, 2000, less compensation cost was allocated to loan originations and deferred, resulting in an increase in compensation expense. Other expense increased due to increases in general operating expenses. The ratio of non-interest expense to average total assets was 2.12% and 1.99% for the three months ended March 31, 2000 and 1999, respectively.

Income Taxes. The provision for income taxes decreased $324,493 for the three months ended March 31, 2000 compared with the prior year. The effective tax rate was evaluated and revised to 38.72% for the quarter ended March 31, 2000 compared to 39.66% for the same period of 1999.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held an annual meeting on January 26, 2000. The election of three directors was brought before the security holders for vote. The following three directors were nominated and elected for three-year terms:

                                                 Vote For          Vote Withheld
               Timothy A. Bailey                6,271,067                142,056
               James D. Bocchi                  6,258,312                154,811
               William C. Dalton                6,250,560                162,563

          The following directors continue in office for their respective remaining terms: Gerald V. Brown (two-year term), J. Gillis Hannigan (two-year term), Dianne E. Spires (two-year term), Rodney N. Murray (one-year term), and Bernard Z. Agrons (one-year term).

          No additional items were on the agenda of the annual meeting and no items were brought to a vote during the meeting.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   KLAMATH FIRST BANCORP, INC.

Date:          May 12, 2000        By:    /s/ Gerald V. Brown
                                   ---------------------------
                                   Gerald V. Brown, President and
                                   Chief Executive Officer


Date:          May 12, 2000        By:   /s/ Marshall Jay Alexander
                                   --------------------------------
                                   Marshall Jay Alexander, Senior Vice President
                                   and Chief Financial Officer