Form 10-Q
period 2000-06-30
KLAMATH FIRST BANCORP INC
filed 2000-08-11
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2000

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

     As of July 21, 2000, there were issued 7,471,226 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I. Financial Information
------- ----------------------
Item 1. Financial Statements                                             Page
                                                                      -------
        Consolidated Balance Sheets
        (As of June 30, 2000 and September 30, 1999)                        3

        Consolidated Statements of Earnings (For the three months
        and nine months ended June 30, 2000 and 1999)                       4

        Consolidated Statements of Shareholders' Equity
        (For the year ended September 30, 1999 and for
        the nine months ended June 30, 2000)                                5

        Consolidated Statements of Cash Flows (For the nine
        months ended June 30, 2000 and 1999)                            6 - 7

        Notes to Consolidated Financial Statements                     8 - 12

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           13 - 17

Item 3. Quantitative and Qualitative Disclosures About
        Market Risk                                                        17

Part II.Other Information
---------------------------

Item 1. Legal Proceedings                                                  18

Item 2. Changes in Securities                                              18

Item 3. Defaults Upon Senior Securities                                    18

Item 4. Submission of Matters to a Vote of Security Holders                18

Item 5. Other Information                                                  18

Item 6. Exhibits and Reports on Form 8-K                                   18

Signatures                                                                 19


                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                     CONSOLIDATED BALANCE SHEETS
                                             AS OF JUNE 30, 2000 AND SEPTEMBER 30, 1999
                                                             (Unaudited)



                                                                              June 30, 2000   September 30, 1999
ASSETS                                                                     ----------------   ------------------

Cash and due from banks .................................................   $    26,435,601    $    21,123,217
Interest bearing deposits with banks ....................................         1,132,806          1,231,516
Federal funds sold and securities purchased under agreements to resell ..            93,931          2,167,856
                                                                            ---------------    ---------------
   Total cash and cash equivalents ......................................        27,662,338         24,522,589


Investment securities available for sale, at fair value
  (amortized cost: $144,068,844 and $161,112,272) .......................       141,036,470        158,648,057
Investment securities held to maturity, at amortized cost (fair
  value: $897,075 and $577,455) .........................................           894,167            559,512
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $89,131,113 and $73,075,553) ...................        88,678,241         72,695,555
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $2,268,153 and $2,596,408) ..........................         2,297,880          2,600,920
Loans receivable, net ...................................................       737,135,902        739,793,403
Real estate owned and repossessed assets, net ...........................         1,351,498          1,494,890
Premises and equipment, net .............................................        12,588,416         11,581,923
Stock in Federal Home Loan Bank of Seattle, at cost .....................        11,685,600         10,957,300
Accrued interest receivable .............................................         7,389,019          7,153,818
Core deposit intangible .................................................         8,538,833          9,778,341
Other assets ............................................................         2,472,639          1,855,032
                                                                            ---------------    ---------------
   Total assets .........................................................   $ 1,041,731,003    $ 1,041,641,340
                                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $   696,225,187    $   720,401,112
  Accrued interest on deposit liabilities ...............................         1,106,841          1,184,471
  Advances from borrowers for taxes and insurance .......................         6,874,112          9,758,627
  Advances from Federal Home Loan Bank of Seattle .......................       221,750,000        197,000,000
  Short term borrowings .................................................         2,000,000               --
  Accrued interest on borrowings ........................................           946,540             34,484
  Pension liabilities ...................................................           931,591            833,644
  Deferred federal and state income taxes ...............................           774,204            579,727
  Other liabilities .....................................................         2,010,286          2,263,812
                                                                            ---------------    ---------------
    Total liabilities ...................................................       932,618,761        932,055,877
                                                                            ---------------    ---------------


SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                 --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   June 30, 2000  - 7,471,226 issued, 6,699,563 outstanding
   September 30, 1999 - 7,908,377 issued, 7,062,092 outstanding .........            74,712             79,084
  Additional paid-in capital ............................................        38,821,124         43,794,535
  Retained earnings-substantially restricted ............................        80,021,080         76,866,452
  Unearned shares issued to ESOP ........................................        (5,137,912)        (5,871,900)
  Unearned shares issued to MRDP ........................................        (2,505,910)        (3,519,296)
  Accumulated comprehensive loss ........................................        (2,160,852)        (1,763,412)
                                                                            ---------------    ---------------
    Total shareholders' equity ..........................................       109,112,242        109,585,463
                                                                            ---------------    ---------------
    Total liabilities and shareholders' equity ..........................   $ 1,041,731,003    $ 1,041,641,340
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


                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                 CONSOLIDATED STATEMENTS OF EARNINGS
                                                             (Unaudited)


                                                                       Three            Three             Nine             Nine
                                                                Months Ended     Months Ended     Months Ended     Months Ended
                                                                    June 30,         June 30,         June 30,         June 30,
                                                                        2000             1999             2000             1999
                                                              --------------   --------------   --------------   --------------
INTEREST INCOME
  Loans receivable ........................................   $   14,406,305   $   14,287,654   $   42,935,817   $   42,191,692
  Mortgage backed and related securities ..................        1,366,483          394,188        3,717,088        1,346,490
  Investment securities ...................................        2,387,046        2,680,817        7,378,404        8,973,462
  Federal funds sold ......................................            9,351          260,157          155,795          682,473
  Interest bearing deposits ...............................           65,921          178,988          239,627          571,760
                                                              --------------   --------------   --------------   --------------
    Total interest income .................................       18,235,106       17,801,804       54,426,731       53,765,877
                                                              --------------   --------------   --------------   --------------

INTEREST EXPENSE
  Deposit liabilities .....................................        7,006,675        7,213,918       21,066,552       21,895,479
  FHLB advances ...........................................        3,340,109        2,193,605        9,293,290        6,540,329
  Other ...................................................           67,160           33,030          105,618          253,464
                                                              --------------   --------------   --------------   --------------
    Total interest expense ................................       10,413,944        9,440,553       30,465,460       28,689,272
                                                              --------------   --------------   --------------   --------------
    Net interest income ...................................        7,821,162        8,361,251       23,961,271       25,076,605

Provision for loan losses .................................          228,000          243,000          536,000          669,000

                                                              --------------   --------------   --------------   --------------
    Net interest income after provision for
      loan losses .........................................        7,593,162        8,118,251       23,425,271       24,407,605
                                                              --------------   --------------   --------------   --------------

NON-INTEREST INCOME
  Fees and service charges ................................          812,006          749,074        2,338,893        2,126,966
  Gain on sale of investments .............................             --             22,106            6,836          329,435
  Gain on sale of real estate owned .......................             --               --            118,315           26,179
  Other income ............................................          223,761           55,662          530,112          189,212
                                                              --------------   --------------   --------------   --------------
    Total non-interest income .............................        1,035,767          826,842        2,994,156        2,671,792
                                                              --------------   --------------   --------------   --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense .....        2,855,907        2,648,891        8,488,034        7,612,394
  Occupancy expense .......................................          621,536          543,532        1,757,259        1,664,089
  Data processing expense .................................          226,263          214,317          690,595          697,100
  Insurance premium expense ...............................           36,685           74,509          150,571          222,147
  Loss on sale of investments .............................             --               --               --            112,256
  Loss on sale of real estate owned .......................             --               --               --              5,398
  Amortization of core deposit intangible .................          413,169          413,169        1,239,508        1,239,508
  Other expense ...........................................        1,505,225        1,868,350        4,769,566        4,348,688
                                                              --------------   --------------   --------------   --------------
    Total non-interest expense ............................        5,658,785        5,762,768       17,095,533       15,901,580
                                                              --------------   --------------   --------------   --------------

Earnings before income taxes ..............................        2,970,144        3,182,325        9,323,894       11,177,817

Provision for income tax ..................................        1,043,681        1,291,968        3,494,680        4,538,194
                                                              --------------   --------------   --------------   --------------

Net earnings ..............................................   $    1,926,463   $    1,890,357   $    5,829,214   $    6,639,623
                                                              ==============   ==============   ==============   ==============

Earnings per common share - basic .........................   $         0.28   $         0.27   $         0.85   $         0.86
Earnings per common share - diluted .......................   $         0.28   $         0.26   $         0.85   $         0.83
Weighted average common shares outstanding - basic ........        6,773,138        7,020,994        6,855,374        7,737,494
Weighted average common shares outstanding - diluted ......        6,773,138        7,164,093        6,855,374        7,952,159



     See notes to consolidated financial statements.


                                             KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            FOR THE YEAR ENDED SEPTEMBER 30, 1999 AND THE NINE MONTHS ENDED JUNE 30, 2000
                                                             (Unaudited)

                                                                                   Unearned     Unearned
                                   Common       Common    Additional                 shares       shares   Accumulated        Total
                                    stock        stock       paid-in   Retained      issued       issued comprehensive shareholders'
                                   shares       amount       capital   earnings     to ESOP      to MRDP income (loss)       equity
                                ---------  -----------   ----------- ---------- -----------  -----------  -----------   -----------
Balance at October 1, 1998      8,898,972  $    99,168  $82,486,183 $71,051,445 ($6,850,550) ($4,536,865) $ 2,831,574  $145,080,955

Cash dividends ............          --         --            --     (3,340,186)       --           --           --      (3,340,186)

Stock repurchased and retired  (2,008,389)     (20,084) (39,314,056)       --          --           --           --     (39,334,140)

ESOP contribution .........        97,865       --          602,287        --       978,650         --           --       1,580,937

MRDP contribution .........        73,644       --           20,121        --          --      1,017,569         --       1,037,690
                             ------------  ------------  ----------  ----------  ----------  -----------  ----------   ------------
                                7,062,092       79,084   43,794,535  67,711,259  (5,871,900)  (3,519,296)   2,831,574   105,025,256

Comprehensive income
  Net earnings ............                                           9,155,193                                           9,155,193
  Other comprehensive income:
     Unrealized loss on
     securities, net of tax
     and reclassification
     adjustment .........(1)                                                                               (4,594,986)   (4,594,986)
                                                                                                                       ------------
     Total comprehensive
     income ...............                                                                                               4,560,207
                             ------------   ----------  -----------  ----------- ----------  -----------  -----------  ------------
Balance at September 30, 1999   7,062,092       79,084   43,794,535  76,866,452  (5,871,900)  (3,519,296)  (1,763,412)  109,585,463

Cash dividends ............          --          --           --     (2,674,586)       --           --           --      (2,674,586)

Stock repurchased and retired    (437,151)      (4,372)  (5,079,698)      --           --           --           --      (5,084,070)

ESOP contribution .........          --           --         96,006       --        733,988         --           --         829,994

MRDP contribution .........        74,622         --         10,281       --           --      1,013,386         --       1,023,667
                             ------------   ----------  -----------  ----------  ----------  -----------  -----------  ------------
                                6,699,563       74,712   38,821,124  74,191,866  (5,137,912)  (2,505,910)  (1,763,412)  103,680,468

Comprehensive income
  Net earnings ............                                           5,829,214                                           5,829,214
  Other comprehensive income:
     Unrealized loss on
     securities, net of tax
     and reclassification
     adjustment ........(2)                                                                                  (397,440)     (397,440)
                                                                                                                       ------------
     Total comprehensive
     income ...............                                                                                               5,431,774
                             ------------   ----------  ----------- -----------  ----------  -----------  -----------  ------------
Balance at March 31, 2000 .     6,699,563   $   74,712  $38,821,124 $80,021,080 ($5,137,912) ($2,505,910) ($2,160,852) $109,112,242
                             ============   ==========  =========== ===========  ==========  ===========  ===========  ============

(1)  Net unrealized holding loss on securities of $4,332,997 (net of $2,655,708 tax benefit) less reclassification adjustment for gains included in net earnings of $261,989 (net of $160,574 tax expense).
(2)  Net unrealized holding loss on securities of $347,458 (net of $212,956 tax benefit) less reclassification adjustment for gains included in net earnings of $49,982 (net of $30,634 tax expense).


  See notes to consolidated financial statements.




                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                          (Unaudited)


                                                           Nine Months Ended   Nine Months Ended
                                                                    June 30,            June 30,
                                                                        2000                1999
                                                               -------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ..........................................    $   5,829,214       $   6,639,623

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization .........................        2,206,667           2,170,315
    Provision for deferred taxes ..........................          438,069            (691,360)
    Provision for loan losses .............................          536,000             669,000
    Provision for loss on real estate owned ...............          120,000                --
    Compensation expense related to ESOP benefit ..........          829,994           1,234,127
    Compensation expense related to MRDP Trust ............        1,023,667           1,026,732
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities          213,468              42,134
    Increase in deferred loan fees, net of amortization ...         (373,730)            498,388
    Accretion of discounts on purchased loans .............            1,541                 900
    Net gain on sale of real estate owned and
      premises and equipment ..............................         (138,814)            (20,781)
    Net gain on sale of investment and mortgage
      backed and related securities .......................           (6,836)           (217,179)
    FHLB stock dividend ...................................         (567,400)           (587,800)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable ...........................         (235,201)             40,835
    Other assets ..........................................         (737,607)           (820,210)
    Accrued interest on deposit liabilities ...............          (77,630)            (20,408)
    Accrued interest on borrowings ........................          912,056            (178,062)
    Pension liabilities ...................................           97,947              97,947
    Other liabilities .....................................           41,650           1,242,143
                                                               -------------       -------------
Net cash provided by operating activities .................       10,113,055          11,126,344
                                                               -------------       -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity ....................................          120,000          82,245,000
    Proceeds from maturity of investment securities
      available for sale ..................................        8,000,000          34,072,000
    Principal repayments received on mortgage
       backed and related securities held to maturity .....          298,361             904,705
    Principal repayments received on mortgage
       backed and related securities available for sale ...       13,242,770          12,816,215
    Principal repayments received on loans ................       73,047,471         127,964,628
    Loan originations .....................................      (77,154,728)       (184,108,981)
    Loans purchased .......................................             --            (4,764,023)
    Loans sold ............................................        5,347,283             119,350
    Purchase of investment securities held
      to maturity .........................................         (457,000)        (79,711,523)
    Purchase of investment securities available
      for sale ............................................       (1,110,000)        (21,361,687)
    Purchase of mortgage backed and related
      securities available for sale .......................      (29,396,069)        (18,827,640)
    Purchase of FHLB stock ................................         (160,900)               --
    Proceeds from sale of investment securities
      available for sale ..................................       10,051,563          11,834,420
    Proceeds from sale of mortgage backed and related
      securities available for sale .......................             --             9,454,776
    Proceeds from sale of real estate owned and
      premises and equipment ..............................        1,415,866             258,865
    Purchases of premises and equipment ...................       (1,853,652)           (294,070)
                                                               -------------       -------------
Net cash provided by (used in) investing activities .......        1,390,965         (29,397,965)
                                                               -------------       -------------



                          KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                          (Unaudited)
                                          (Continued)

                                                           Nine Months Ended   Nine Months Ended
                                                                    June 30,            June 30,
                                                                        2000                1999
                                                              --------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposit liabilities,
      net of withdrawals ..................................    ($ 24,175,925)      $  37,287,661
    Proceeds from FHLB advances ...........................      585,250,000         165,000,000
    Repayments of FHLB advances ...........................     (560,500,000)       (145,000,000)
    Proceeds from short term borrowings ...................        2,000,000           8,595,000
    Repayments of short term borrowings ...................             --           (20,707,500)
    Stock repurchase and retirement .......................       (5,084,070)        (39,334,140)
    Advances from borrowers for taxes and insurance .......       (2,884,515)         (2,472,167)
    Dividends paid ........................................       (2,969,761)         (2,598,034)
                                                               -------------       -------------
Net cash provided by (used in) financing activities .......       (8,364,271)            770,820
                                                               -------------       -------------
Net (decrease) increase in cash and cash
  equivalents .............................................        3,139,749         (17,500,801)

Cash and cash equivalents at beginning
  of period ...............................................       24,522,589          66,985,269

                                                               -------------       -------------
Cash and cash equivalents at end of period ................    $  27,662,338       $  49,484,468
                                                               =============       =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid .........................................    $  29,631,034       $  28,887,742
    Income taxes paid .....................................        3,815,000           4,656,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized loss on securities
      available for sale ..................................    ($    397,440)      ($  3,701,705)
    Dividends declared and accrued in other
      liabilities .........................................          970,609             949,005




    See notes to consolidated financial statements


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.      BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of June 30, 2000 and September 30, 1999, the results of operations for the three and nine months ended June 30, 2000 and 1999 and cash flows for the nine months ended June 30, 2000 and 1999. The Company encompasses Klamath First Federal SAvings and Loan Association (the "Association") and its wholly-owned subsidiary, Klamath First Financial Services. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.      COMPREHENSIVE INCOME

Comprehensive income is the total of net income and other comprehensive income, which for the Company is comprised entirely of unrealized gains and losses on securities available for sale and realized gains and losses on the sale of securities available for sale.

For the three months ended June 30, 2000, the Company's total comprehensive income was $1.9 million compared to $148,452 for the three months ended June 30, 1999. Total comprehensive income for the three months ended June 30, 2000 was comprised of net income of $1.9 million and other comprehensive loss of $21,607, net of tax. Total comprehensive income for the three months ended June 30, 1999 was comprised of net income of $1.9 million and other comprehensive loss of $1.7 million, net of tax.

For the nine months ended June 30, 2000, the Company's total comprehensive income was $5.4 million compared to $2.9 million for the nine months ended June 30, 1999. Total comprehensive income for the nine months ended June 30, 2000 was comprised of net income of $5.8 million and other comprehensive loss of $397,440, net of tax. Total comprehensive income for the nine months ended June 30, 1999 was comprised of net income of $6.6 million and other comprehensive loss of $3.7 million, net of tax.

3.       ALLOWANCE FOR LOAN LOSSES



Activity in the allowance for loan losses is summarized as follows:

                                        Nine Month Ended        Year Ended
                                                June 30,     September 30,
                                                    2000              1999
                                       -----------------     -------------
Balance, beginning of period                  $2,483,625        $1,949,677
Charge-offs                                     (389,267)         (398,052)
Recoveries                                       347,424                --
Additions                                        536,000           932,000
                                          --------------    --------------

Balance, end of period                        $2,977,782        $2,483,625
                                          ==============    ==============


At June 30,2000, impaired loans totaled $478,062. Specifically allocated loan loss reserves related to these loans totaled $32,500. The average investment in impaired loans for the three months and nine months ended June 30, 2000 was $478,062 and $696,227, respectively. There were no impaired loans at September 30, 1999 or during the year then ended.

4.      ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2000 consisted of two short term advances totaling $53.8 million and seven long term advances totaling $168.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                         June 30, 2000                                    September 30, 1999
                       --------------------------------------------------   ---------------------------------------------
                                             Range of            Weighted                        Range of        Weighted
                                             interest             average                        interest         average
                              Amount            rates       interest rate         Amount            rates   interest rate
                       -------------      ------------     --------------   ------------    -------------   ------------
Due within one year .   $ 53,750,000      5.70%-6.81%            6.08%               $--              --            --

After one but within
five years ..........     10,000,000            6.38%            6.38%        40,000,000      5.39%-5.70%         5.43%

After five but within
ten years ...........    158,000,000      4.77%-7.05%            5.86%       157,000,000      4.77%-5.87%         5.32%
                        ------------                                        ------------
                        $221,750,000                                        $197,000,000
                        ============                                        ============

5.      SHORT TERM BORROWINGS

Short term borrowings at June 30, 2000 consisted of $2.0 million in credit line borrowing from a financial institution at a rate of 9.50%.

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

In December 1999, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. The repurchase was completed in March 2000 with the purchase of 395,419 shares at an average price of $11.68 per share and a total cost of $4.6 million.

In May 2000, the Company announced a five percent stock repurchase plan to be completed over the following twelve months. As of June 30, 2000, 25,000 shares of an expected total of 375,648 had been repurchased at a weighted average price of $11.475.

8.      EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered common stock equivalents and are included in weighted average shares outstanding (denominator) for the calculation of basic and diluted EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings. For the three months ended June 30, 2000 there were 80,005 MRDP shares and 916,258 stock options that were not included in the calculations because to do so would have been antidilutive. For the nine months ended June 30, 2000 there were 128,845 MRDP shares and 916,258 stock options that were not included in the calculations because to do so would have been antidilutive.



                                                              For the Three Months Ended
                                                               June 30,           June 30,
                                                                   2000               1999
                                                               ---------           ---------
Weighted average common
shares outstanding - basic ................................    6,773,138           7,020,994
                                                               ---------           ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ...............................................         --                 1,634
Stock options .............................................         --               141,465
                                                               ---------           ---------
Total Dilutive Securities .................................         --               143,099
                                                               ---------           ---------
Weighted average common shares
 outstanding - with dilution ..............................    6,773,138           7,164,093
                                                               =========           =========


                                                                For the Nine Months Ended
                                                               June 30,             June 30,
                                                                  2000                  1999
                                                               ---------           ---------
Weighted average common
shares outstanding - basic ................................    6,855,374           7,737,494
                                                               ---------           ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ...............................................         --                24,715
Stock options .............................................         --               189,950
                                                               ---------           ---------
Total Dilutive Securities .................................         --               214,665
                                                               ---------           ---------
Weighted average common shares
 outstanding - with dilution ..............................    6,855,374           7,952,159
                                                               =========           =========

9.      REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 2000:


                                                                                            Categorized as "Well
                                                                                              Capitalized" Under
                                                                      For Capital              Prompt Corrective
                                          Actual                Adequacy Purposes               Action Provision
                             --------------------------   --------------------------   --------------------------
                                   Amount        Ratio          Amount         Ratio         Amount         Ratio
As of June 30, 2000:         ------------    ----------   ------------    ----------   ------------    ----------
Total Capital: ...........   $103,461,784         19.0%   $ 43,486,304          8.0%   $ 54,357,880         10.0%
 (To Risk Weighted Assets)

Tier I Capital: ..........    100,719,226         18.5%            N/A           N/A     32,614,728          6.0%
 (To Risk Weighted Assets)

Tier I Capital: ..........    100,719,226          9.8%     41,341,568          4.0%     51,676,960          5.0%
 (To Total Assets)

Tangible Capital: ........    100,719,226          9.8%     15,503,088          1.5%            N/A           N/A
 (To Tangible Assets)


10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. This Statement is now effective for fiscal years beginning after June 15, 2000. SFAS No. 133 was also amended by SFAS No. 138, Accounting for Certain Derivative Insturments and Certain Hedging Activities.

The Company has determined that it currently has no instruments or contracts that meet the scope of SFAS No. 133, as amended. Accordingly, the adoption of this Statement in 2001 is not expected to have a material impact on the financial statements of the Company.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain certain "forward-looking statements" concerning the future operations of Klamath First Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward- looking statements" contained in this quarterly report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole which could affect the collectibility of loan balances, the ability to increase non-interest income through expansion of new lines of business, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, became the unitary savings and loan holding company for the Association upon the Association's conversion from a federally chartered mutual to a federally chartered stock savings and loan association ("Conversion") on October 4, 1995. At June 30, 2000, the Company had total consolidated assets of $1.04 billion and consolidated shareholders' equity of $109.1 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

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

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans continue to increase, up 43% from $15.0 million at June 30, 1999 to $21.5 million at June 30, 2000. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The

Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 35 office facilities, with the main office located in Klamath Falls, Oregon. The Association has received approval to open new branches in south Medford, Central Point, near Medford, and Redmond, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Changes in Financial Condition

At June 30, 2000, the consolidated assets of the Company totaled $1.042 billion, consistent with September 30, 1999.

Net loans receivable decreased by $2.7 million to $737.1 million at June 30, 2000, compared to $739.8 million at September 30, 1999. Rising mortgage interest rates have dampened mortgage demand, reducing loan originations during the last nine months. In addition, the Company sold $5.3 million in single family mortgage loans to Fannie Mae, further reducing loans receivable.

Investment securities decreased $17.3 million, or 10.85%, from $159.2 million at September 30, 1999 to $141.9 million at June 30, 2000. This decrease was primarily the result of the sale of $10.1 million of investment securities available for sale and $8.1 million in maturities during the period.

During the nine months ended June 30, 2000, $13.5 million of principal payments were received on mortgage backed and related securities ("MBS") and $29.4 million of MBS available for sale were purchased, resulting in an overall increase in the balance of MBS from $75.3 million at September 30, 1999 to $91.0 million at June 30, 2000. The purchased MBS are adjustable rate with a margin over the one year Treasury rate.

Deposit liabilities decreased $24.2 million, or 3.36%, from $720.4 million at September 30, 1999 to $696.2 million at June 30, 2000. The decrease is primarily related to certificates of deposit and reflects the Company's strategy to rely on Federal Home Loan Bank of Seattle borrowed funds which can be acquired at lower rates than corresponding maturities of new deposits. This approach controls interest expense as well as managing scheduled liability maturities.

Advances from borrowers for taxes and insurance decreased $2.9 million from September 30, 1999 to June 30, 2000. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November. This decrease was partially offset by the accumulated monthly payments received from borrowers in the period since November 1999.

The Company's total borrowings increased $26.8 million from September 30, 1999 to June 30, 2000. The majority of the increase was used to purchase MBS as part of the plan to manage interest rate risk.

Total shareholders' equity decreased $473,221 from $109.6 million at September 30, 1999 to $109.1 million at June 30, 2000. This decrease was the combined result of a $5.1 million reduction due to the buyback of shares and $397,440 in unrealized losses on securities available for sale, offset by $5.8 million in earnings for the nine month period.

Results of Operations

         Comparison of Nine Months Ended June 30, 2000 and 1999

General. The higher interest rate environment, the inverted yield curve, and low loan volume had an adverse effect on earnings, primarily by lowering loan demand throughout the Company's statewide market. Net income decreased by $810,409, or 12.21%, from $6.6 million for the nine months ended June 30, 1999 to $5.8 million for the nine months ended June 30, 2000. Increases in interest income and non-interest income were offset by increases in interest expense and non-interest expense.

Interest Income. Additional interest income generated by the $25.1 million increase in average interest earning assets contributed to an increase of $660,584 in interest income for the nine months ended June 30, 2000 compared to 1999. Interest income on loans receivable increased $744,125, or 1.76%, from $42.2 million for the nine months ended June 30, 1999 to $42.9 million for the same period of 2000. This increase was a result of the $33.9 million increase in average loans receivable. As noted above, $29.4 million of MBS have been purchased during the nine months ended June 30, 2000, resulting in a $2.4 million increase in interest income on MBS. The increases in interest on loans and MBS were partially offset by decreases in interest income on investment securities, federal funds and interest bearing deposits. Short term investments matured and interest bearing deposits were liquidated to provide funds for stock repurchase programs in December 1999, January 2000, and June 2000, reducing average investment balances, thus generating less income. The average yield on interest earning assets decreased 9 basis points to 7.20% for the nine months ended June 30, 2000 compared to 7.29% for the same period ended June 30, 1999. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) decreased from 2.75% to 2.54% and interest rate margin (net interest income divided by average interest earning assets) decreased from 3.40% to 3.17% comparing the nine month periods.

Interest Expense. Total interest expense increased $1.8 million, or 6.19%, for the nine months ended June 30, 2000 compared to the same period in 1999. That increase was the combined result of a $828,927 decrease in interest on deposit liabilities and a $2.8 million increase in interest expense on FHLB advances. Interest on deposit liabilities declined due to a 9 basis point reduction in the average interest rate paid on deposit accounts coupled with a $10.8 million decrease in the average balance of deposits. Interest expense on FHLB advances increased with the $41.5 million increase in average borrowings and a 63 basis point increase in the average rate paid.

Provision for Loan Losses. The provision for loan losses was $536,000 and there were $164,267 of charge offs and $347,424 of recoveries during the nine months ended June 30, 2000 compared to a $669,000 provision and $3,000 of charge offs during the nine months ended June 30, 1999. As the Company has grown, the composition of the loan portfolio has changed with increases in construction loans and commercial and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. Because of the Company's history of relatively low loan loss experience, it has historically maintained an allowance for loan losses at a lower percentage of total loans as compared with other institutions with higher risk loan portfolios and higher loss experience. During the previous fiscal year, the provision for loan losses was increased to reflect changes in the composition of the loan portfolio. The provision has been maintained at a similar level during the current year, although the Company's recent experience has not indicated a deterioration in loan quality. The balance of non-performing loans has decreased during the current fiscal year, primarily as a result of the pay off of a $1.5 million land development loan. The Company is not anticipating any material loss on the remaining non-performing loans at this time.

Non-Interest Income. Non-interest income increased $322,364, or 12.07%, to $3.0 million for the nine months ended June 30, 2000 from $2.7 million for the nine months ended June 30, 1999. Fees and service charges increased by 10.00% due to an increase in deposit accounts subject to service charges. In the time since June 30, 1999 the Company initiated a program to sell mortgage loans and established a retail investment subsidiary, Klamath First Financial Services. The results of these actions can be seen in the 180.17% increase in other non-interest income from $189,212 for the nine months ended June 30, 1999 to $530,112 for the nine months ended June 30, 2000. Of this increase $78,490 is from profit on sale of mortgage loans and $110,094 is income from the new investment subsidiary.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 7.51%, to $17.1 million for the nine months ended June 30, 2000, from $15.9 million for the comparable period in 1999. Compensation, employee benefits, and related expense increased $875,640, or 11.50% from $7.6 million for the nine months ended June 30, 1999 to $8.5 million for the same period in 2000. Of this increase, $260,541 relates directly to an increase in salary expense. The remaining increase in compensation expense is a function of a routine accounting procedure wherein a portion of compensation expense is allocated to the cost of originating loans and such cost is deferred and taken to expense over the life of the loans. Because the number of loan originations decreased significantly for the nine months ended June 30, 2000 compared to the previous year, less compensation cost was allocated to loan originations and deferred, resulting in an increase in compensation expense. Other non-interest expense increased by $420,878, or 9.68%, comparing the nine months ended June 30, 2000 with the same period of 1999. Approximately $400,000 of this increase is due to charges related to foreclosure of a commercial real estate property. The ratio of non-interest expense to average total assets was 2.17% and 2.06% for the nine months ended June 30, 2000 and 1999, respectively.

Income Taxes. The provision for income taxes decreased $1.0 million for the nine months ended June 30, 2000 compared with the prior year. The effective tax rate decreased slightly to 37.5% for the nine months ended June 30, 2000 from 40.6% for the same period of 1999.

         Comparison of Three Months Ended June 30, 2000 and 1999

General. Basic earnings per share increased from $.27 for the quarter ended June 30, 1999 to $.28 for the same period of 2000. Net income was consistent for the three months ended June 30, 1999 and 2000.

Interest Income. The Company recorded interest income of $18.2 million in the third quarter ended June 30, 2000, an increase of 2.43% from $17.8 million for the same period last year. Average interest earning assets increased by $22.0 million, or 2.23%, while yield remained consistent at 7.23% for the quarter ended June 30, 1999 and 7.24% for the same period of 2000. Yield on loans receivable decreased from 7.76% for the quarter ended June 30, 1999 to 7.71% for the current quarter. Yields on other interest earning assets remained stable or improved for the period.

Interest Expense. Total interest expense increased $1.0 million, or 10.31%, to $10.4 million for the quarter ended June 30, 2000 compared to $9.4 million for the quarter ended June 30, 1999. Average deposits decreased by $34.2 million comparing the three months ended June 30, 1999 to 2000, while the average interest paid on interest-bearing deposits increased 9 basis points from 4.25% for the three months ended June 30, 1999 to 4.34% for the same period ended June 30, 2000. The average balance of borrowings increased $50.6 million, from $171.4 million for the three months ended June 30, 1999 to $222.0 million for the same period ended June 30, 2000, resulting in an increase in interest on borrowings of $1.1 million for the three months ended June 30, 2000 compared with the same period ended June 30, 1999. The rate paid on borrowings increased by 98 basis points from 5.12% for the quarter ended June 30, 1999 to 6.10% for the same period in 2000.

Provision for Loan Losses. The provision for loan losses was $228,000 and there were $8,551 of charge offs, and $755 of recoveries during the three months ended June 30, 2000 compared to a $243,000 provision and no charge offs during the three months ended June 30, 1999. In previous periods, the provision was increased in response to portfolio growth and changes in the composition of the portfolio to include a higher percentage of loans, such as commercial real estate and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages. The provision for loan losses is being maintained at the higher level.

Non-Interest Income. Non-interest income increased $208,925, or 25.27%, to $1.0 million for the three months ended June 30, 2000 from $826,842 for the three months ended June 30, 1999. Income from fees and service charges continues to show growth, increasing by 8.40% from $749,074 for the quarter ended June 30, 1999 to $812,006 for the current quarter. Other non-interest income increased significantly due to gains recorded on sale of mortgage loans to Fannie Mae and income generated by Klamath First Financial Services.

Non-Interest Expense. Non-interest expense decreased $103,983, or 1.80%, to $5.7 million for the three months ended June 30, 2000, from $5.8 million in the comparable period in 1999. An increase was noted in compensation, employee benefits and related expense. As a routine accounting procedure, a portion of compensation expense is allocated to the cost of originating loans and such cost is taken to expense over the life of the loans. Because the number of loan originations decreased significantly in the quarter ended June 30, 2000, less compensation cost was allocated to loan originations and deferred, resulting in an increase in compensation expense. Other expense decreased primarily due to non-recurring losses recorded in the third quarter of 1999. The ratio of non-interest expense to average total assets was 2.16% and 2.24% for the three months ended June 30, 2000 and 1999, respectively.

Income Taxes. The provision for income taxes decreased $248,287 for the three months ended June 30, 2000 compared with the prior year. The effective tax rate decreased to 35.1% for the quarter ended June 30, 2000 from 40.6% for the same period of 1999.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk from that disclosed in the Annual Report on Form 10-K for the year ended September 30, 1999.

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

          Not applicable

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) A Current Report on Form 8-K was filed on May 26, 2000 announcing the retirement of Gerald V. Brown, President and Chief Executive Officer.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           KLAMATH FIRST BANCORP, INC.

Date:    August 11, 2000                   By:            /s/ Gerald V. Brown
                                           ----------------------------------
                                           Gerald V. Brown, President and
                                           Chief Executive Officer


Date:    August 11, 2000                   By:     /s/ Marshall Jay Alexander
                                           ----------------------------------
                                           Marshall Jay Alexander, Senior Vice
                                           President and Chief Financial Officer