Form 10-K
period 2000-09-30
KLAMATH FIRST BANCORP INC
filed 2000-12-29
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended September 30, 2000

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES X NO

As of November 22, 2000, there were issued and outstanding 7,318,726 shares of the Registrant's common stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on November 22, 2000 of $11.50, was $66,603,515.

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 2000 ("Annual Report") (Parts I and II).

2. Portions of Registrant's Definitive Proxy Statement for the 2000 Annual Meeting of Shareholders (Part III).

                                     PART I
Item 1.  Business

General

     Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 2000, the Company had total assets of $995.6 million, total deposits of $695.4 million and shareholders' equity of $108.7 million. All references to the Company herein include the Association where applicable.

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

     The Association is a community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area, as well as commercial real estate and multi-family residential loans, loans to consumers, and loans for commercial purposes. At September 30, 2000, permanent residential one- to four-family real estate loans totaled $639.2 million, or 85.12% of total loans. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 2000, the Association's total loan portfolio consisted of 89.38% fixed rate and 10.62% adjustable rate loans, after deducting loans in process and non-performing loans.

Announcement of Stock Repurchase

     In May 2000, the Company announced its intention to repurchase 5% of its outstanding common stock, or approximately 375,648 shares, to be accomplished through the open market over a twelve month period. As of September 30, 2000, the Company had repurchased 125,000 shares, or 33.28% of the planned shares, at a weighted average price of $11.20.

Market Area

     As a result of the branch acquisition in 1997, the Association's market area expanded to include 33 locations in 22 of Oregon's 36 counties. Since that time three more branch locations were added. The Association's primary market area, which encompasses the State of Oregon and some adjacent areas of California and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid
population  growth.  The  favorable   population  growth  in  the  market  area,
particularly in Southern Oregon, has been supported in large part by the favorable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, health care and other services, and other sectors. Tourism is a significant industry in many regions of the market area including Central Oregon and the Southern Oregon coast.

Yields Earned and Rates Paid

     The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                                Year Ended
                                                         At                     September 30,
                                                    September 30,       --------------------------
                                                        2000            2000       1999       1998
                                                    -------------       ----       ----       ----
Weighted average yield:
   Loans receivable ..............................         7.56%        7.64%      7.80%      8.06%
   Mortgage backed and related securities ........         6.75         5.86       5.50       6.03
   Investment securities .........................         6.60         6.00       5.88       6.05
   Federal funds sold ............................         6.69         5.59       4.93       5.45
   Interest-earning deposits .....................         6.50         5.63       4.75       5.35
   FHLB stock ....................................         6.50         6.69       7.50       7.73

Combined weighted average yield on
 interest-bearing assets .........................         7.35         7.22       7.25       7.34
                                                    -------------       ----       ----       ----
Weighted average rate paid on:
   Tax and insurance reserve .....................         2.28         2.02       2.07       2.47
   Passbook and statement savings ................         2.31         1.78       2.15       2.70
   Interest-bearing checking .....................         1.14         1.12       1.23       1.48
   Money market ..................................         4.30         4.17       3.87       3.86
   Certificates of deposit .......................         5.98         5.40       5.38       5.69
   FHLB advances/Short term borrowings ...........         5.95         5.90       5.26       5.63

Combined weighted average rate on
 interest-bearing liabilities ....................         5.16         4.72       4.52       4.77
                                                    -------------       ----       ----       ----
Net interest spread ..............................         2.19%        2.50%      2.73%      2.57%
                                                    =============       ====       ====       ====


Average Balances, Net Interest Income and Yields Earned and Rates Paid

     Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" on page 13 of the 2000 Annual Report to Shareholders ("Annual Report"), which section is incorporated herein by reference.

Interest Sensitivity Gap Analysis

     Reference is made to the section entitled "Interest Sensitivity Gap Analysis" on page 10 of the Annual Report, which section is incorporated herein by reference.

Rate/Volume Analysis

     Reference is made to the section entitled "Rate/Volume Analysis" on page 14 of the Annual Report, which section is incorporated herein by reference.


Lending Activities

     General. As a federally chartered savings and loan association, the Association has authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 82% of the mortgage loans in the Association's portfolio are secured by properties located in Klamath, Jackson and Deschutes counties in Southern and Central Oregon. With the expanded market area provided by the branch acquisition in 1997, the Association's mortgage lending has diversified throughout the state of Oregon. It is management's intention, subject to market conditions, that the Association will continue to originate long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate to meet the needs of customers in our market area. However, to enhance interest income and reduce interest rate risk, the Association is placing increased emphasis on the origination or purchase of adjustable rate loans secured by one- to four-family residential, multi-family residential and commercial real estate, the majority of which are located outside Klamath, Jackson, and Deschutes counties. Subject to market conditions, the Association sells loans to the Federal National Mortgage Association ("Fannie Mae").

     Permanent residential one- to four-family mortgage loans amounted to $639.2 million, or 85.12%, of the Association's total loan portfolio before net items, at September 30, 2000. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $90.0 million, or 11.98%, of the total loan portfolio, before net items, at September 30, 2000. Approximately 2.90%, or $21.8 million, of the Association's total loan portfolio, before net items, as of September 30, 2000, consisted of non-real estate loans.

     Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $16.3 million at September 30, 2000. At September 30, 2000, the Association had 26 borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $5.9 million and consisted of 28 loans, 27 of which were secured by commercial, multi- family and single family real estate and one which is an unsecured line of credit.

     The Association has emphasized the origination or purchase of adjustable rate loans in order to increase the interest rate sensitivity of its loan portfolio. The Association has been successful in expanding the production of adjustable rate consumer loans and has purchased adjustable rate single family, multi-family residential and non-residential real estate loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset/Liability Management" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 2000, $78.6 million, or 10.62% of loans in the Association's total loan portfolio, after loans in process and non-performing loans, consisted of adjustable rate loans.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                              At September 30,
                                   -------------------------------------------------------------------------------------------------
                                           2000                1999                1998                1997               1996
                                   ------------------   -----------------    ----------------    ----------------   ----------------
                                     Amount   Percent     Amount  Percent      Amount Percent     Amount  Percent    Amount  Percent
                                   --------   -------   --------  -------    -------- -------    -------- -------   -------- -------
                                                                            (Dollars in thousands)


Real estate loans:
  Permanent residential
    one- to four-family .........  $639,165    85.12%   $647,130    83.56%   $577,471  81.95%    $498,595   86.47%  $447,004  91.50%
  Multi-family residential ......    19,015     2.53      18,412     2.38      19,230   2.73       16,881    2.93      6,555   1.34
  Construction ..................    25,289     3.37      53,219     6.87      64,289   9.12       30,487    5.29     14,276   2.92
  Commercial ....................    42,277     5.63      37,079     4.79      29,457   4.18       22,639    3.93     15,645   3.20
  Land ..........................     3,394     0.45       2,064     0.27       2,185   0.31        1,586    0.27      1,152   0.24
                                   --------    -----    --------    -----    --------  -----     --------   -----   --------  -----
Total real estate loans .........   729,140    97.10     757,904    97.87     692,632  98.29      570,188   98.89    484,632  99.20
                                   --------    -----    --------    -----    --------  -----     --------   -----   --------  -----
Non-real estate loans:
  Savings accounts ..............     1,957     0.26       1,800     0.23       1,991   0.28        1,711    0.30      1,640   0.34
  Home improvement and home eq. .     8,338     1.11       6,726     0.87       5,750   0.82        3,486    0.60      1,977   0.40
  Other .........................    11,474     1.53       8,011     1.03       4,330   0.61        1,190    0.21        302   0.06
                                   --------    -----    --------    -----    --------  -----      --------   ----   --------  -----
Total non-real estate loans .....    21,769     2.90      16,537     2.13      12,071   1.71        6,387    1.11      3,919   0.80
                                   --------    -----    --------    -----    --------  -----      --------   ----   --------  -----
 Total loans ....................   750,909   100.00%    774,441   100.00%    704,703 100.00%     576,575  100.00%   488,551 100.00%
                                              ======               ======             ======               ======            ======
Less:
Undisbursed portion of loans ....    10,350               24,176               26,987              17,096              8,622
Deferred loan fees ..............     7,440                7,988                7,620               6,358              5,445
Allowance for loan losses .......     4,082                2,484                1,950               1,296                928
                                   --------             --------            ---------            --------           --------
Net loans .......................  $729,037             $739,793             $668,146            $551,825           $473,556
                                   ========             ========            =========            ========           ========

     The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.

                                            At September 30,
                               -----------------------------------------
                                      2000                   1999
                               -------------------    ------------------
                                Amount    Percent       Amount   Percent
                               --------   -------     --------   -------
                                         (Dollars in thousands)

Fixed rate...................  $661,160     89.38%     $676,644    90.59%
Adjustable-rate..............    78,598     10.62        70,309     9.41
                               --------    ------      --------   ------
     Total...................  $739,758    100.00%     $746,953   100.00%
                               ========    ======      ========   ======

     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association has been the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 2000, $639.2 million, or 85.12%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans. As of such date, the average balance of the Association's permanent residential one- to four-family mortgage loans was $75,924.

     The Association presently originates both fixed-rate mortgage loans and adjustable rate mortgages ("ARMs") secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 2000, $611.9 million, or 82.71% of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $35.6 million, or 4.81%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

     The Association qualifies the ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 2000, the Association charged origination fees ranging from 1.00% to 1.75% on its ARM loans.

     In an attempt to increase adjustable rate mortgages in the loan portfolio, the Association uses below market "teaser" rates which are competitive with other institutions originating mortgages in the Association's primary market area. Initially, ARM loans are priced at the competitive teaser rate and after one year reprice at 2.875% over the One-Year Constant Maturity Treasury Bill Index, with a maximum increase or decrease of 2.00% in any one year and 6.00% over the life of the loan. The Association has also introduced variable rate loan products that bear fixed rates for the first three or five years and then reprice annually thereafter. As a supplement to origination of ARM loans, the Association purchases ARMs from other institutions when suitable loans can be found which meet its underwriting criteria.

     The retention of ARM loans in the Association's loan portfolio helps reduce the Association's exposure to changes in interest rates. There are, however, unquantifiable credit risks resulting from the potential of increased costs due to changed rates to be paid by the customer. It is possible that, during periods of rising interest rates, the risk of default on ARM loans may increase as a result of repricing with increased costs to the borrower. The ARM loans originated by the Association generally provide, as a marketing incentive, for initial rates of interest below the rates which would apply were the adjustment index used for pricing initially (discounting). Increased risks of default or delinquency could occur because of discounting the rate. Another consideration is that although ARM loans allow the Association to increase the sensitivity of its asset base to changes in the interest rates, the extent of this interest sensitivity is limited by the periodic and lifetime interest rate adjustment limits. Because of these considerations, the Association has no assurance that yields on ARM loans will be sufficient to offset increases in the Association's cost of funds.

     The loan-to-value ratio, maturity and other provisions of the loans made by the Association generally have reflected the policy of making loans in accordance with sound lending practices, market conditions and underwriting standards established by the Association. The Association's lending policies on permanent residential one- to four-family mortgage loans generally limit the maximum loan-to-value ratio to 97% of the lesser of the appraised value or purchase price of the property. All permanent residential one- to four-family mortgage loans in excess of an 80% loan-to-value ratio require private mortgage insurance.

     The Association also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans, except that the maximum loan-to-value ratio is generally 80% of the lesser of the appraised value or purchase price of the property and such loans are generally provided at an interest rate higher than owner-occupied loans.

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

     Historically, the Association has not originated significant amounts of mortgage loans on second residences. However, with the branch offices in Bend and the loan center in Redmond, located near popular ski areas and other outdoor activities, and the branches along the Southern Oregon coast, located in an increasingly popular resort and vacation area, the Association believes that there is an opportunity to engage in such lending within the parameters of its current underwriting policies. At September 30, 2000, $4.7 million, or 0.62%, of the Association's loan portfolio consisted of loans on second homes.

     Commercial and Multi-Family Real Estate Loans. The Association has historically engaged in a limited amount of multi-family and commercial real estate lending. The Association purchases participations in loans secured by multi-family and commercial real estate in order to increase the balance of adjustable rate loans in the portfolio. See "-- Loan Originations, Purchases, and Sales." At September 30, 2000, $19.0 million, or 2.53%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and $42.3 million, or 5.63%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans primarily include loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. All of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $276,092 at September 30, 2000, the largest of which was a $2.3 million commercial real estate loan secured by a medical office building. This loan has performed in accordance with its terms since origination. Originations of commercial real estate and multi-family residential real estate amounted to 11.09%, 5.74%, and 3.20% of the Association's total loan originations in the fiscal years ended September 30, 2000, 1999, and 1998, respectively. The Association also purchased $2.4 million in multi-family residential loan participations and $937,000 in commercial real estate participations during the year ended September 30, 1999 and $507,600 in commercial real estate participations during the year ended September 30, 2000.

     The Association's commercial and multi-family loans generally have terms which range up to 25 years and loan-to-value ratios of up to 75%. The
Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 2000, $31.5 million, or 4.26%, after loans in process and non-performing loans, of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

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

     Construction Loans. The Association makes all-in-one construction loans (construction loans that convert to permanent financing) to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans"). Permanent construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans within one year of origination unless extended. Speculative loans are scheduled to pay off in 12 to 18 months. At September 30, 2000, construction loans amounted to $25.3 million (including $13.2 million of speculative loans), or 3.37%, of the Association's total loan portfolio before net items. Much of the Company's speculative construction lending had been in the Portland, Oregon market. There was a softening in the market due to rising interest rates and oversupply in that market. As a result, construction loan volume decreased significantly during the year ended September 30, 2000. Permanent construction loans have rates and terms which generally match the non-construction loans then offered by the Association, except that during the construction phase, the borrower pays only interest on the loan. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project through physical inspections. Permanent construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Permanent construction lending is generally limited to the Association's primary market area.

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

     Loan proceeds are disbursed only as construction progresses and inspections warrant. These loans are underwritten to the same standards and to the same terms and requirements as one- to four-family purchase mortgage loans, except the loans provide for disbursement of funds during a construction period of up to one year. During this period, the borrower is required to make monthly payments of accrued interest on the outstanding loan balance. Disbursements during the construction period are limited to no more than the percent of completion. Up to 97% loan-to-value upon completion of construction may be disbursed if private mortgage insurance above 80% loan-to-value is in place.

     Land Loans. The Association makes loans to individuals for the purpose of acquiring land upon which to build their permanent residence. These loans generally have 20 year amortization periods, with a balloon payment due in five years, and maximum loan-to-value ratios of 80%. As of September 30, 2000, $3.4 million, or 0.45%, of the Association's total loan portfolio consisted of land loans.

     Non-Real Estate Loans. Non-real estate lending is a growing part of the Association's business. During 1997, the Association introduced several new business and consumer loan products, including home equity lines of credit, automobile and recreational vehicle loans, and personal and business lines of credit, among others. Non-real estate loans generally have shorter terms to maturity or repricing and higher interest rates than real estate loans. As of September 30, 2000, $21.8 million, or 2.90%, of the Association's total loan portfolio consisted of non-real estate loans. As of that date, $2.0 million, or 0.26%, of total loans were secured by savings accounts. At September 30, 2000, $1.6 million, or 0.21%, of non-real estate loans consisted of Title I home improvement loans insured by the Federal Housing Administration and most are secured by liens on the real property. Other non-real estate loans at September 30, 2000 include $4.3 million in consumer automobile loans, $2.0 million in unsecured business lines of credit and $1.3 million in commercial equipment loans.


     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2000 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                         After One Year
                       Within One Year  Through 5 Years   After 5 Years       Total
                       ---------------  ---------------   -------------   ----------
                                         (In thousands)

Permanent residential
   one- to four-family:
  Adjustable rate .....   $   25,415      $    9,956      $      220      $   35,591
  Fixed rate ..........        5,621           2,577         603,689         611,887
Other mortgage loans:
  Adjustable rate .....       14,278          17,247            --            31,525
  Fixed rate ..........        5,396          12,117          21,568          39,081
Non-real estate loans:
   Adjustable rate ....       11,316             166            --            11,482
   Fixed rate .........        1,697           6,290           2,205          10,192
                          ----------      ----------      ----------      ----------
    Total loans .......   $   63,723      $   48,353      $  627,682      $  739,758
                          ==========      ==========      ==========      ==========

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

     The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 2000, which have fixed interest rates and have adjustable rates, was $648.4 million and $27.6 million, respectively.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from commitment. The Association had outstanding loan commitments of approximately $16.4 million at September 30, 2000 consisting of $3.8 million of variable rate loans and $12.6 million of fixed rate loans. See Note 18 of Notes to the Consolidated Financial Statements.

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

     The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, and, in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Association generally requires title insurance on all loans and also that borrowers provide evidence of fire and extended casualty insurance in amounts and through insurers that are acceptable to the Association. A loan application file is first reviewed by a loan officer of the Association, then is submitted to underwriting and finally is presented to the loan committee for approval. The Association can generally make loan commitments, subject to property valuation and possible other conditions of approval, in three to five days if income and credit data of the borrower are readily available.

     Loan Originations, Purchases and Sales. The Association has originated substantially all of the loans in its portfolio. During the year ended September 30, 2000, the Association originated $97.2 million in total loans, compared to $224.2 million in the same period of 1999. The reduced level of loan originations was attributable to increasing interest rates. The Association has a program to sell loans to Fannie Mae. Through this program, $6.3 million in fixed rate loans were sold during the year ended September 30, 2000, all of which were one- to four-family mortgages. Servicing was retained on all loans sold.

     The Association has purchased permanent residential one- to four-family mortgage loans on detached residences from various localities throughout the Western United States, primarily Oregon, Washington, and California. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association. At September 30, 2000, the balance of such loans was $9.5 million.

     The Association also purchases multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 2000, the balance of such purchased loans was $17.0 million. These loans were underwritten on the same basis as similar loans originated by the Association.

     The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                                   Year Ended September 30,
                                         -----------------------------------------
                                             2000           1999           1998
                                         -----------    -----------    -----------
                                                       (In thousands)

Total net loans at beginning of period   $   739,793    $   668,146    $   551,825
                                         -----------    -----------    -----------
Loans originated and purchased:
 Real estate loans originated (1) ....        81,671        209,723        219,790
 Real estate loans purchased .........           508         15,500          7,792
 Non-real estate loans originated ....        15,575         14,471         12,684
                                         -----------    -----------    -----------
   Total loans originated ............        97,754        239,694        240,266
                                         -----------    -----------    -----------
Loan reductions:
 Principal paydowns ..................       (98,853)      (159,161)      (122,029)
 Loans sold ..........................        (6,315)        (5,584)          --
 Other reductions (2) ................        (3,342)        (3,302)        (1,916)
                                         -----------    -----------    -----------
    Total loan reductions ............      (108,510)      (168,047)      (123,945)
                                         -----------    -----------    -----------
Total net loans at end of period .....   $   729,037    $   739,793    $   668,146
                                         ===========    ===========    ===========

(1)  Includes  decreases/increases from loans-in-process.
(2) Includes net reductions due to deferred loans fees, discounts net of amortization, provision for loan loss and transfers to real estate owned.

     Loan Origination and Other Fees. In addition to interest earned on loans, the Association receives loan origination fees or "points" for originating loans. Loan points are a percentage of the principal amount of the real estate loan and are charged to the borrower in connection with the origination of the loan. The amount of points charged by the Association varies, though it generally is 1.00% on permanent loans and 1.75% on construction loans.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 2000, the Association had $7.4 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2000, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                         Permanent residential
                              1-4 family           Construction        Non-Real Estate             Total
                         ---------------------   ------------------   -------------------   ------------------
                         Amount     Percentage   Amount  Percentage   Amount   Percentage   Amount  Percentage
                         ------    -----------   ------  ----------   ------   ----------   ------  ----------
                                                          (Dollars in thousands)

Loans delinquent
 for 90 days and more...   $496     0.06%          $219      0.03%       $95       0.01%     $810       0.10%

     Delinquency Procedures. When a borrower fails to make a required payment on a loan, the Association attempts to cure the delinquency by contacting the borrower. In the case of loans past due, appropriate late notices are generated on the seventh and fifteenth days after the due date. If the delinquency is not cured, the borrower is contacted by telephone the twenty-fifth day after the payment is due.

     For real estate loans, in the event a loan is past due for 30 days or more, the Association will attempt to arrange an in-person interview with the borrower to determine the nature of the delinquency; based upon the results of the interview and its review of the loan status, the Association may negotiate a repayment program with the borrower. If a loan remains past due at 60 days, the Association performs an in-depth review of the loan status, the condition of the property and the circumstances of the borrower. If appropriate, an alternative payment plan is established. At 90 days past due, a letter prepared by the Association is sent to the borrower describing the steps to be taken to collect the loan, including acceptance of a voluntary deed-in-lieu of foreclosure, and of the initiation of foreclosure proceedings. A decision as to whether and when to initiate foreclosure proceedings is made by senior management, with the assistance of legal counsel, at the direction of the Board of Directors.

     For consumer loans, at 60 days past due a letter demanding payment is sent to the borrower. If the delinquency is not cured prior to becoming 90 days past due, repossession procedures are implemented for collateralized loans. At 90 days past due, consumer loans are generally charged off and sent to an outside collection agency.

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

     Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of Notes to the Consolidated Financial Statements. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed as incurred. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value. From time to time, the Association also acquires personal property which is classified as other repossessed assets and is carried on the books at estimated fair market value and disposed of as soon as commercially reasonable.

     As of September 30, 2000, the Association's total non-performing loans amounted to $810,000, or 0.21% of total loans, before net items, compared with $3.3 million, or 0.43% of total loans, before net items, at September 30, 1999. The decrease relates primarily to two loans placed on nonaccrual status during 1999, a $1.5 million land development loan and a $925,711 commercial real estate loan secured by an apartment complex. The land loan was paid off during the year ended September 30, 2000 and the other property was sold after foreclosure. The balance at September 30, 2000 relates to four construction loans on single family residences.

     Real estate owned decreased from the prior year primarily as a result of the sale of a significant commercial real estate property during the year ended September 30, 2000.

     The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated. The Association had no material troubled debt restructurings as defined by SFAS No. 15 at any of the dates indicated.

                                                                         At September 30,
                                             -----------------------------------------------------------------
                                                2000          1999          1998          1997          1996
                                             ----------   ----------    ----------    ----------    ----------
                                                                    (Dollars in thousands)

Non-accruing loans:
    One- to four-family real estate .....   $      715    $      915    $      513    $      245    $      191
    Commercial real estate ..............           --         2,400            --            --            --
    Consumer ............................           95            --            11             9            --
Accruing loans greater than 90
  days delinquent .......................           --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------
    Total non-performing loans ..........          810         3,315           524           254           191
                                            ----------    ----------    ----------    ----------    ----------
Real estate owned .......................          788         1,495            --            --            69
Other repossessed assets ................           --            --            --            --            --
                                            ----------    ----------    ----------    ----------    ----------
    Total repossessed assets ............          788         1,495            --            --            69
                                            ----------    ----------    ----------    ----------    ----------
    Total non-performing assets .........   $    1,598    $    4,810    $      524    $      254    $      260
                                            ==========    ==========    ==========    ==========    ==========
Total non-performing assets as a
  percentage of total assets ............         0.16%         0.46%         0.05%         0.03%         0.04%
                                                  ====          ====          ====          ====          ====
Total non-performing loans as a
  percentage of total loans,
  before net items ......................         0.21%         0.62%         0.07%         0.04%         0.04%
                                                  ====          ====          ====          ====          ====
Allowance for loan losses as a
  percentage of total non-performing
  assets ................................       255.44%        51.64%       372.14%       510.38%       356.92%
                                                ======         =====        ======        ======        ======
Allowance for loan losses as a percentage
  of total non-performing loans .........       503.95%        74.93%       372.14%       510.38%       485.86%
                                                ======         =====        ======        ======        ======


     For the year ended September 30, 2000, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

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

     As of September 30, 2000, total classified assets amounted to 0.16% of total assets, a significant decrease from 0.46% at September 30, 1999. Assets classified substandard at September 30, 2000 totaled $1.7 million and included $358,288 in one- to four-family construction loans and $812,400 in foreclosed real estate consisting of single family residences that were originally speculative construction loans. Assets classified substandard at September 30, 1999 totaled $4.8 million and included a $1.5 million land development loan, a $925,711 loan on a 40-unit apartment complex, and a $1.4 million commercial real estate property obtained through foreclosure. These problem assets were not concentrated in any one market area. The land development loan was paid off and the other two assets were sold in fiscal year 2000.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for anticipated loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2000, the Association had an allowance for loan losses of $4.1 million, which was equal to 255.44% of non-performing assets and 0.54% of total loans.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management. Management considers historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors related to the collectibility of the Association's loan portfolio in their determination of the adequacy of the allowance and the provision. The provisions for loan losses charged against income for the years ended September 30, 2000, 1999 and 1998 were $1.8 million, $932,000, and $674,000, respectively. Management believes that the amount maintained in the allowance will be adequate to absorb possible losses in the portfolio.

     The  following  table  sets  forth for the  periods  indicated  information
regarding  changes  in  the  Association's   allowance  for  loan  losses.   All
information is before net items.


                                                                        Year Ended September 30,
                                            --------------------------------------------------------------------------------
                                                 2000              1999             1998             1997             1996
                                            ------------     ------------     ------------     ------------     ------------
                                                                          (Dollars in thousands)

Total loans outstanding .................   $    750,909     $    774,441     $    704,703     $    576,575     $    488,551
                                            ============     ============     ============     ============     ============
Average loans outstanding ...............   $    747,842     $    721,658     $    614,457     $    515,555     $    440,510
                                            ============     ============     ============     ============     ============
Allowance at beginning of period ........   $      2,484     $      1,950     $      1,296     $        928     $        808

Charge-offs .............................           (607)            (398)             (20)              (2)            --

Recoveries ..............................            441             --               --               --               --

Provision for loan losses ...............          1,764              932              674              370              120
                                            ------------     ------------     ------------     ------------     ------------
Allowance at end of period ..............   $      4,082     $      2,484     $      1,950     $      1,296     $        928
                                            ============     ============     ============     ============     ============
Allowance for loan losses as a percentage
 of total loans outstanding .............           0.54%            0.32%            0.28%            0.22%            0.19%
                                                    ====             ====             ====             ====             ====
Ratio of net charge-offs to average loans
 outstanding during the period ..........           0.02%            0.06%             --%              --%              --%
                                                    ====             ====             ====             ====             ====

     The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                     At September 30,
                   ----------------------------------------------------------------------------------------------------------------
                                       2000                                 1999                                  1998
                   --------------------------------------  -----------------------------------  -----------------------------------
                                  Percent of                           Percent of                            Percent of
                       Amount   Allowance in   Percent of    Amount  Allowance in   Percent of     Amount  Allowance in  Percent of
                           of    Category to  Total Loans        of   Category to  Total Loans         of   Category to Total Loans
                    Allowance    Total Loans  by Category  Allowance  Total Loans  by Category  Allowance   Total Loans by Category
                   ----------   ------------  -----------  --------- ------------  -----------  ---------  ------------ -----------
                                                                 (Dollars in thousands)

Permanent residential
1-4 family .......  $    1,449          0.19%      85.12%  $  1,103          0.14%      83.56%  $  1,141          0.16%      81.95%
Multi-family
 residential .....         365          0.05        2.53        267          0.03        2.38        124          0.02        2.73
Construction .....         420          0.05        3.37        221          0.03        6.87        116          0.02        9.12
Commercial .......       1,403          0.19        5.63        730          0.09        4.79        444          0.07        4.18
Land .............         168          0.02        0.45         28            --        0.27         29            --        0.31
Non-real estate ..         277          0.04        2.90        135          0.02        2.13         96          0.01        1.71
                    ----------          ----      ------   --------         -----      ------   --------          ----      ------

   Total .........  $    4,082          0.54%     100.00%  $  2,484          0.31%     100.00%  $  1,950          0.28%     100.00%
                    ==========                    ======   ========                    ======   ========                    ======

                                                    At September 30,
                     -----------------------------------------------------------------------------
                                        1997                                  1996
                     -------------------------------------  --------------------------------------
                                   Percent of                            Percent of
                        Amount   Allowance in   Percent of     Amount  Allowance in     Percent of
                            of    Category to  Total Loans         of   Category to    Total Loans
                     Allowance    Total Loans  by Category  Allowance   Total Loans    by Category
                     ---------   ------------  -----------  ---------  ------------    -----------
                                                     (Dollars in thousands)

Permanent residential
1-4 family .........    $  887          0.15%      86.51%    $   925         0.19%       91.50%
Multi-family
 residential........       121          0.02        2.93          --           --         1.34
Construction .......        --            --        5.31          --           --         2.92
Commercial .........       250          0.04        3.93          --           --         3.20
Land ...............        12            --        0.27          --           --         0.24
Non-real estate ....        26          0.01        1.05           3           --         0.80
                        ------          ----      ------     -------         ----       ------

   Total ............   $1,296          0.22%     100.00%    $   928         0.19%      100.00%
                        ======          ====      ======     =======         ====       ======

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

Investment Activities

     Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $108.9 million at September 30, 2000, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

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

     Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 2000, the investment securities portfolio held to maturity consisted of $266,838 in tax-exempt securities issued by states and municipalities and $457,000 in other obligations. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayment risks or both. As of September 30, 2000, the portfolio of securities available for sale consisted of $48.8 million in securities issued by the U.S. Treasury and other federal government agencies, $24.9 million in tax exempt securities issued by states and municipalities, and $42.9 million in investment grade corporate investments.

     During the years ended September 30, 2000, 1999 and 1998, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would apply.

     The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.


                                                                  At September 30,
                                    ---------------------------------------------------------------------------
                                                 2000                     1999                     1998
                                    -----------------------   -----------------------   -----------------------
                                     Amortized         Fair    Amortized         Fair    Amortized         Fair
                                          Cost        Value         Cost        Value         Cost        Value
                                    ----------   ----------   ----------   ----------   ----------   ----------
                                                                (Dollars in thousands)
Held to maturity:
  State and municipal obligations   $      267   $      270   $      560   $      577   $      889   $      926
  Corporate obligations .........           --           --           --           --        2,000        2,002
  Other obligations .............          457          457           --           --           --           --

Available for sale:
  U.S. Government obligations ...       49,190       48,786       74,227       73,960      102,620      105,454
  State and municipal obligations       25,600       24,943       24,848       23,881       17,406       18,103
  Corporate obligations .........       43,899       42,899       62,037       60,807       79,225       79,667
                                    ----------   ----------   ----------   ----------   ----------   ----------
    Total .......................   $  119,413   $  117,355   $  161,672   $  159,225   $  202,140   $  206,152
                                    ==========   ==========   ==========   ==========   ==========   ==========



                                                                  At September 30,
                                     ---------------------------------------------------------------------------
                                              2000                      1999                      1998
                                     -----------------------   -----------------------   -----------------------
                                     Amortized    Percent of   Amortized    Percent of   Amortized    Percent of
                                          Cost     Portfolio        Cost     Portfolio        Cost     Portfolio
                                     ----------   ----------   ---------    ----------   ---------    ----------
                                                              (Dollars in thousands)
Held to maturity:
  State and municipal obligations   $      267         0.22%  $      560         0.35%  $      889         0.44%
  Corporate obligations .........           --           --           --           --        2,000         0.99
  Other obligations .............          457         0.38           --           --           --           --

Available for sale:
  U.S. Government obligations ...       49,190        41.20       74,227        45.91      102,620        50.77
  State and municipal obligations       25,600        21.44       24,848        15.37       17,406         8.61
  Corporate obligations .........       43,899        36.76       62,037        38.37       79,225        39.19
                                    ----------   ----------   ----------   ----------   ----------   ----------
    Total .......................   $  119,413       100.00%  $  161,672       100.00%  $  202,140       100.00%
                                    ==========   ==========   ==========   ==========   ==========   ==========


     The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 2000.

                                One Year         After One Through     After Five Through         After Ten
                                or Less             Five Years             Ten Years                Years            Totals
                          ----------------   ---------------------     ------------------     ----------------       ------
                           Amount    Yield      Amount       Yield     Amount       Yield      Amount    Yield
                          -------    -----   ---------       -----     ------       -----     -------    -----
                                                                 (Dollars in thousands)
Held to maturity:

  State and municipal
     obligations ......  $    --       --    $     267       9.96%    $  --         --       $   --         --        $ 267
  Other obligations ...       --       --          --         --         --         --           457       8.07         457
Available for sale:
  U.S. Government
   obligations ........    24,005    6.01%      25,185       5.99%       --         --            --        --       49,190
  State and municipal
   obligations ........       425    6.69%         586       6.00%       398       6.17%       24,191      7.61%     25,600
  Corporate obligations    14,046    5.96%      10,026       6.47%       --         --         19,827      7.31%     43,899
                         --------            ---------                ------                  -------              --------
    Total .............  $ 38,476            $  36,064                $  398                  $44,475              $119,413
                         ========            =========                ======                  =======              ========


     At September 30, 2000 the Association did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of the Company's stockholders' equity, or $10.9 million.

Mortgage-Backed and Related Securities

     At September 30, 2000, the Company's net mortgage-backed and related securities totaled $77.5 million at fair value ($77.6 million at amortized cost) and had a weighted average yield of 6.75%. At September 30, 2000, 86.59% of the mortgage-backed and related securities were adjustable rate securities.

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

     The second group, called collateralized mortgage obligations ("CMOs"), consists of securities created from and secured by the securities in the first group described above. CMOs are an example of a security called a derivative, because they are derived from mortgage pass-through securities. Underwriters of CMOs create these securities by dividing up the interest and principal cash flows from the pools of mortgages and selling these different slices of cash flows as a new and different class of individual securities or "tranches." At September 30, 2000, the Company held $17.8 million of CMOs, comprised of two classes, planned amortization class tranches ("PACs") and Floaters. The least volatile CMOs are PACs. With PAC tranches, the yields, average lives, and lockout periods when no payments are received are designed to closely follow the actual performance of the underlying MBS. PACs are available in a variety of short term maturities, usually two, three, five, or seven years. CMO floaters are similar to adjustable rate mortgages; they carry an interest rate that changes in a fixed relationship to an interest rate index, typically the London Interbank Offer Rate ("LIBOR"). Floaters usually have caps that determine the highest interest that can be paid by the securities. Except for caps on floaters, PACs and floaters may help to manage interest rate risk by reducing asset duration. They also may help manage price volatility since they typically have short maturities or coupons that reset monthly or quarterly to reflect changes in the index rate.

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

                                                                   At September 30,
                                    ---------------------------------------------------------------------------
                                                2000                      1999                      1998
                                    -----------------------   -----------------------   -----------------------
                                     Amortized         Fair    Amortized         Fair    Amortized         Fair
                                          Cost        Value         Cost        Value         Cost        Value
                                    ----------   ----------   ----------   ----------   ---------- ------------
                                                               (Dollars in thousands)
Held to maturity:
  GNMA ..........................   $    2,160   $    2,146   $    2,601   $    2,596   $    3,662   $    3,696

Available for sale:

  Fannie Mae ....................       13,498       13,598       24,319       24,410       12,866       12,985
  FHLMC .........................       32,902       33,282       18,375       18,371       14,722       15,158
  GNMA ..........................       10,728       10,681       11,783       11,768        3,619        3,662
  SBA ...........................           --           --           --           --       11,535       11,531
  CMOs ..........................       18,355       17,770       18,598       18,146           --           --
                                    ----------    ---------   ----------   ----------   ----------   ----------
    Total .......................   $   77,643   $   77,477   $   75,676   $   75,291   $   46,404   $   47,032
                                    ==========   ==========   ==========   ==========   ==========   ==========

                                                                   At September 30,
                                   ----------------------------------------------------------------------------
                                              2000                      1999                      1998
                                   -------------------------  ------------------------  -----------------------
                                     Amortized    Percent of   Amortized    Percent of   Amortized   Percent of
                                          Cost     Portfolio        Cost     Portfolio        Cost    Portfolio
                                   -----------    ----------  ----------    ----------  ----------   ----------
                                                                (Dollars in thousands)
Held to maturity:
  GNMA ..........................   $    2,160         2.78%  $    2,601         3.44%  $    3,662         7.89%

Available for sale:

  Fannie Mae ....................       13,498        17.38       24,319        32.13       12,866        27.73
  FHLMC .........................       32,902        42.38       18,375        24.28       14,722        31.72
  GNMA ..........................       10,728        13.82       11,783        15.57        3,619         7.80
  SBA ...........................           --           --           --           --       11,535        24.86
  CMOs ..........................       18,355        23.64       18,598        24.58           --           --
                                    ----------       ------   ----------       ------   ----------       ------
    Total .......................   $   77,643       100.00%  $   75,676       100.00%  $   46,404       100.00%
                                    ==========       ======   ==========       ======   ==========       ======


Interest-Earning Deposits

     The Company also had interest-earning deposits in the FHLB of Seattle amounting to $4.4 million and $1.3 million at September 30, 2000 and 1999, respectively.

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

     Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, money market deposit accounts, passbook and statement savings accounts, and certificates of deposit. Included among these deposit products are individual retirement account ("IRA") certificates of approximately $87.4 million at September 30, 2000. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     Beginning in 1996, the Association began accepting deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 2000, these deposits totaled $10.4 million, or 1.50% of total deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     For the year ended September 30, 2000, the Association experienced a net decrease in deposits (before interest credited) of $49.7 million. The decrease is primarily related to certificates of deposit and reflects the Company's strategy to rely on FHLB of Seattle borrowed funds which could be acquired at lower rates than deposits with corresponding terms. The Association has conducted a special checking account campaign in an effort to attract and retain low cost deposits. See "-- Borrowings."

     At September 30, 2000, certificate accounts maturing during the year ending September 30, 2001 totaled $162.2 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. Substantially all of the Association's depositors are residents of the State of Oregon.

     The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 2000.


                                                                  Certificate
                       Maturity Period                               Accounts
                       ----------------                         --------------
                                                                (In thousands)

           Three months or less..........................              $13,321
           Over three through six months.................               13,780
           Over six through twelve months................               13,099
           Over twelve months............................               41,688
                                                                       -------
             Total.......................................              $81,888
                                                                       =======

     The following table sets forth the deposit balances in the various types of deposit accounts offered by the Association at the dates indicated.


                                                                           At September 30,
                                 ----------------------------------------------------------------------------------------
                                              2000                              1999                        1998
                                 -------------------------------   -------------------------------   --------------------
                                              Percent                           Percent                           Percent
                                                   of  Increase                      of  Increase                      of
                                   Amount       Total (Decrease)     Amount       Total (Decrease)     Amount       Total
                                 --------    -------- ----------   ---------    ------- ----------   --------     -------
                                                                  (Dollars in thousands)

Certificates of deposit ......   $372,748       53.60% ($19,338)   $392,086       54.43% ($ 3,265)   $395,351       57.33%
                                 --------    -------- ----------   ---------    ------- ----------   --------     -------
Transaction accounts:

Non-interest checking ........     54,340        7.81     2,021      52,319        7.26     4,772      47,547        6.90
Interest-bearing checking ....     72,186       10.38     4,883      67,303        9.34    (3,258)     70,561       10.23
Passbook and statement savings     47,947        6.90   (11,843)     59,790        8.30    (1,624)     61,414        8.91
Money market deposits ........    148,160       21.31      (743)    148,903       20.67    34,235     114,668       16.63
                                 --------    -------- ----------   ---------    ------- ----------   --------     -------
Total transaction accounts ...    322,633       46.40    (5,682)    328,315       45.57    34,125     294,190       42.67
                                 --------    -------- ----------   ---------    ------- ----------   --------     -------
Total deposits ...............   $695,381      100.00% ($25,020)   $720,401      100.00%  $30,860    $689,541      100.00%
                                 ========    ======== =========    ========     ======= ==========   ========     =======

     The following table sets forth the deposit activities of the Association for the periods indicated.

                                                           Year Ended September 30,
                                                    ------------------------------------
                                                      2000           1999         1998
                                                    --------       --------     --------
                                                           (Dollars in thousands)

Beginning balance................................   $720,401       $689,541     $673,978
                                                    --------       --------     --------
Net inflow (outflow) of deposits before
 interest credited...............................    (49,728)         6,251       (8,753)
Interest credited................................     24,708         24,609       24,316
                                                    --------       --------     --------
Net increase (decrease) in deposits..............    (25,020)        30,860       15,563
                                                    --------       --------     --------
Ending balance...................................   $695,381       $720,401     $689,541
                                                    ========       ========     ========

     Borrowings. Deposit liabilities are the primary source of funds for the Association's lending and investment activities and for its general business purposes. The Association may rely upon advances from the FHLB of Seattle, reverse repurchase agreements and bank lines of credit to supplement its supply of lendable funds and to meet deposit withdrawal requirements. The FHLB of Seattle serves as the Association's primary borrowing source after deposits.

     The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 2000, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

     For a portion of the year ended September 30, 1999, the Company sold under agreements to repurchase specific securities of the U.S. Government and its agencies and other approved investments to a broker-dealer. The securities underlying these repurchase agreements were delivered to the broker-dealer who arranged the transaction. All of the reverse repurchase agreements matured during the quarter ended March 31, 1999 and were not renewed. Average balances and rates on the reverse repurchase agreements for the year ended September 30, 1999 are included below.

     The Company has established credit lines at two commercial banks. These credit lines represent aggregate borrowing capacity of $21.7 million. At September 30, 2000, borrowings under these lines of credit totaled $3.0 million.

     The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:

                                                     At September 30,
                                                     ----------------
                                                     2000        1999
                                                     -----      -----
Weighted average rate paid on:
  FHLB advances ........................             5.90%       5.34%
  Short term borrowings ................             9.01%         --


                                               Year Ended September 30,
                                            ---------------------------
                                                  2000           1999
                                            ------------  -------------
                                                (Dollars in thousands)
Maximum amount outstanding at any month end:
  FHLB advances ........................   $   230,000    $   197,000
  Reverse repurchase agreements ........            --          8,095
  Short term borrowings ................         3,000             --

Approximate average balance:
  FHLB advances ........................       207,218        173,740
  Reverse repurchase agreements ........            --          3,105
  Short term borrowings ................         1,290             --

Approximate weighted average rate paid on:
  FHLB advances ........................          5.80%          5.25%
  Reverse repurchase agreements ........            --           5.72
   Short term borrowings ...............          9.34             --

                          REGULATION OF THE ASSOCIATION

General

     The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations.

Federal Regulation of Savings Associations

     Office of Thrift Supervision. The OTS is an office in the Department of the Treasury subject to the general oversight of the Secretary of the Treasury. The OTS has extensive authority over the operations of savings associations. Among other functions, the OTS issues and enforces regulations affecting federally insured savings associations and regularly examines these institutions.

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2000 was $188,140.

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

     The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $11.9 million at September 30, 2000.

     Among other benefits, the FHLB provides a central credit facility primarily for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Seattle.

     Federal Deposit Insurance Corporation. The FDIC is an independent federal agency established originally to insure the deposits, up to prescribed statutory limits, of federally insured banks and to preserve the safety and soundness of the banking industry. The FDIC maintains two separate insurance funds: the Bank Insurance Fund ("BIF") and the SAIF. The Association's deposit accounts are insured by the FDIC under the SAIF to the maximum extent permitted by law. As insurer of the Association's deposits, the FDIC has examination, supervisory and enforcement authority over all savings associations.

     Under applicable regulations, the FDIC assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period. The capital categories are: (i) well-capitalized, (ii) adequately capitalized, or
(iii) undercapitalized. An institution is also placed in one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned with the most well-capitalized, healthy institutions receiving the lowest rates.

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about six basis points for each $100 in domestic deposits for SAIF members while BIF insured institutions pay an assessment equal to about 1.50 basis points for each $100 in domestic deposits. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

     The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If such action is taken by the FDIC, it could have an adverse effect on the earnings of the Association.

     Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable accounts deposit plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     At  September  30,  2000,  the   Association   was   categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, the agency may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2000, the Association met the test and its QTL percentage was 83.39%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Savings and Loan Holding Company Regulations."

     Capital Requirements. Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 2000, the Association had tangible capital of $102.2 million, or 10.4% of adjusted total assets, which is approximately $87.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At September 30, 2000, the Association had $8.1 million of intangible assets consisting of core deposit intangible related to the Wells Fargo branch acquisition in 1997.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At September 30, 2000, the Association had core capital equal to $102.2 million, or 10.4% of adjusted total assets, which is $62.7million above the minimum leverage ratio requirement of 4% as in effect on that date.

     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital.

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one-to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or FHLMC.

     On September 30, 2000, the Association had total risk-based capital of approximately $106.1 million, including $102.2 million in core capital and $3.9 million in qualifying supplementary capital, and risk-weighted assets of $522.7 million, or total capital of 20.3% of risk-weighted assets. This amount was $64.3million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

     The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The imposition by the OTS or the FDIC of any of these measures on the Company or the Association may have a substantial adverse effect on their operations and profitability.

     Limitations on Capital Distributions. The OTS imposes various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. The OTS also prohibits a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result of such action, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with the association's mutual to stock conversion.

     The Association may make a capital distribution without OTS approval provided that the Association notify the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Association has a regulatory rating in one of the two top examination categories, (ii) the Association is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Association's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Association does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

     In  the  event  the  Association's   capital  falls  below  its  regulatory
requirements or the OTS notifies it that it is in need of more than normal supervision, the Association's ability to make capital distributions will be restricted. In addition, no distribution will be made if the Association is notified by the OTS that a proposed capital distribution would constitute an unsafe and unsound practice, which would otherwise be permitted by the regulation.

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2000, the Association's limit on loans to one borrower was $16.3 million. At September 30, 2000, the Association's largest aggregate amount of loans to one borrower was $5.9million, all of which were performing according to their original terms.

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

     Transactions  with  Affiliates.   Savings  associations  must  comply  with
Sections 23A and 23B of the Federal Reserve Act relative to transactions with affiliates in the same manner and to the same extent as if the savings association were a Federal Reserve member Association. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Association include the Company and any company which is under common control with the Association. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a savings association holding company or acquire the securities of most affiliates. The OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

     Community Reinvestment Act. Under the federal Community Reinvestment Act ("CAR"), all federally- insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CAR does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CAR requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CAR requires public disclosure of an institution's CAR rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

     Regulatory and Criminal Enforcement Provisions. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all "institution-affiliated parties," including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $27,500 per day, or $1.1 million per day in especially egregious cases. Under the FDIA, the FDIC has the authority to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

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

Potential Impact of Current Legislation on Future Results of Operations

     On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes in the financial services in which various types of financial institutions may engage. The Glass-Steagull Act, which generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

     The GLB Act permits unitary savings and loan holding companies in existence on May 4, 1999, including the Company, to continue to engage in all activities that they were permitted to engage in prior to the enactment of the Act. Such activities are essentially unlimited, provided that the thrift subsidiary remains a qualified thrift lender. Any thrift holding company formed after May 4, 1999, will be subject to the same restrictions as a multiple thrift holding.

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

Oregon Taxation

     The Company and the Association are subject to an Oregon corporate excise tax at a statutory rate of 6.6% of income. Neither the Company's nor the Association's state income tax returns have been audited during the past five years.

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

Personnel

     As of  September  30,  2000,  the  Association  had  229  full-time  and 56 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                         Age(1)        Position

Kermit K. Houser              57         President and Chief Executive Officer

Robert A. Tucker              52         Senior Vice President and
                                                Chief Lending Officer/Secretary

Frank X. Hernandez            45         Senior Vice President and
                                                Chief Operating Officer

Marshall J. Alexander         49         Senior Vice President and
                                                Chief Financial Officer

______________
(1)     At September 30, 2000.



     Kermit K. Houser has served as President and Chief Executive Officer of the Company and the Association since November 2000, replacing Gerald V. Brown who resigned August 2000. Mr. Houser was previously employed in various capacities by Bank of America from 1991 to November 2000, as senior vice president and manager for commercial banking, executive vice president and senior credit officer, and most recently as senior vice president and market executive for Bank of America's South Valley commercial banking, in Fresno, California. Mr. Houser has 29 years experience in banking, and has been an active member of numerous civic and community organizations.

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

Item 2.        Properties

     The following  table sets forth the location of the  Association's  offices
and  other  facilities  used  in  operations  as  well  as  certain   additional
information relating to these offices and facilities as of September 30, 2000.

                                 Year                                 Square
Description/Address            Opened       Leased/Owned             Footage
---------------------------    --------     ------------             --------
Main Office

540 Main Street                  1939           Owned                  25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street          1972           Owned                   3,820
Klamath Falls, Oregon

2323 Dahlia Street               1979           Owned                   1,876
Klamath Falls, Oregon

512 Walker Avenue                1977           Owned                   4,216
Ashland, Oregon

1420 East McAndrews Road         1990           Owned                   4,006
Medford, Oregon

61515 S. Highway 97              1993           Owned                   5,415
Bend, Oregon

2300 Madison Street              1995           Owned                   5,000
Klamath Falls, Oregon

721 Chetco Avenue                1997           Owned                   5,409
Brookings, Oregon

293 North Broadway               1997           Owned                   5,087
Burns, Oregon

111 West Main Street             1997           Owned                   1,958
Carlton, Oregon

103 South Main Street            1997           Owned                   2,235
Condon, Oregon

259 North Adams                  1997           Owned                   5,803
Coquille, Oregon

106 Southwest 1st Street         1997           Owned                   4,700
Enterprise, Oregon



                                 Year                                 Square
Description/Address            Opened        Leased/Owned            Footage
---------------------------    --------     -------------            --------
555 1st Street                   1997           Owned                   1,844
Fossil, Oregon

708 Garibaldi Avenue             1997           Owned                   1,400
Garibaldi, Oregon

29804 Ellensburg Avenue          1997           Owned                   3,136
Gold Beach, Oregon

111 North Main Street            1997           Owned                   4,586
Heppner, Oregon

810 South Highway 395            1997           Leased                  6,000
Hermiston, Oregon

200 West Main Street             1997           Owned                   4,552
John Day, Oregon

1 South E Street                 1997           Owned                   5,714
Lakeview, Oregon

206 East Front Street            1997           Owned                   2,920
Merrill, Oregon

165 North 5th Street             1997           Owned                   2,370
Monroe, Oregon

217 Main Street                  1997           Owned                   6,067
Nyssa, Oregon

48257 East 1st Street            1997           Owned                   3,290
Oakridge, Oregon

227 West Main Street             1997           Owned                   2,182
Pilot Rock, Oregon

716 Northeast Highway 101        1997           Owned                   2,337
Port Orford, Oregon

178 Northwest Front Street       1997           Owned                   2,353
Prairie City, Oregon

315 North Main Street            1997           Owned                   3,638
Riddle, Oregon

38770 North Main Street          1997           Owned                   2,997
Scio, Oregon



                                 Year                                  Square
Description/Address            Opened        Leased/Owned             Footage
---------------------------    --------     -------------            --------
508 Main Street                  1997           Owned                   2,282
Moro, Oregon

144 South Main Street            1997           Owned                   2,146
Union, Oregon

165 North Maple Street           1997           Owned                   2,192
Yamhill, Oregon

475 NE Windy Knolls Drive        1998           Owned                   3,120
Bend, Oregon

185 East California              1998           Owned                   2,116
Jacksonville, Oregon

1217 Plaza Boulevard, Suite A    2000           Leased                  2,400
Central Point, Oregon

Loan Center

585 SW 6th, Suite #2             1996           Leased                    900
Redmond, Oregon

Loan Processing Center

600 Main Street                  1998           Leased                  2,800
Klamath Falls, Oregon

     The net book value of the Association's investment in office, properties and equipment totaled $12.7 million at September 30, 2000. See Note 5 of Notes to the Consolidated Financial Statements in the Annual Report.

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

Item 4.        Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.

                                     PART II

Item 5.        Market for the Registrant's Common Equity and Related Shareholder
               Matters

     The information contained under the section captioned "Common Stock Information" on page 16 of the Annual Report is incorporated herein by reference.

Item 6.        Selected Financial Data

     The   information   contained   under  the  section   captioned   "Selected
Consolidated Financial Data" on pages 4 and 5 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 of the Annual Report is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset/Liability Management" beginning on page 7 of the Annual Report is incorporated herein by reference.

Item 8.         Financial Statements and Supplementary Data

        (a)     Financial Statements
                Independent Auditors' Report*
                Consolidated Balance Sheets as of September 30, 2000 and 1999* Consolidated Statements of Earnings for the Years Ended
                     September 30, 2000, 1999 and 1998*
                Consolidated Statements of Shareholders' Equity for the Years
                     Ended September 30, 2000, 1999 and 1998*
                Consolidated Statements of Cash Flows for the Years Ended
                     September 30, 2000, 1999 and 1998*
                Notes to the Consolidated Financial Statements*

*    Included  in  the  Annual   Report   attached  as  Exhibit  13  hereto  and
     incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

         (b)    Supplementary Data

     The  information  entitled  "Consolidated   Supplemental  Data  -  Selected
Quarterly Financial Data" on page 36 of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 2000.

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

     (b) Reports on Form 8-K

     Reference is made to the Company's Current Reports on Form 8-K dated May 26, 2000, announcing the resignation of Gerald V. Brown as President and Chief Executive Officer, and November 2, 2000, announcing that Kermit K. Houser was the new President and Chief Executive Officer of the Company and the Association, effective November 15, 2000, which are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KLAMATH FIRST BANCORP, INC.


Date:  December 28, 2000           By:     /s/ Kermit K. Houser
                                           Kermit K. Houser
                                           President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                TITLE                       DATE

/s/ Kermit K. Houser               President, Chief            December 28, 2000
Kermit K. Houser                   Executive Officer and
                                   Director (Principal
                                   Executive Officer)

/s/ Marshall J. Alexander          Senior Vice President and   December 28, 2000
Marshall J. Alexander              Chief Financial Officer
                                   (Principal Financial
                                   and Accounting Officer)

/s/ Rodney N. Murray               Chairman of the Board       December 28, 2000
Rodney N. Murray                   of Directors


/s/ Bernard Z. Agrons              Director                    December 28, 2000
Bernard Z. Agrons


/s/ Timothy A. Bailey              Director                    December 28, 2000
Timothy A. Bailey


/s/ James D. Bocchi                Director                    December 28, 2000
James D. Bocchi

/s/ William C. Dalton              Director                    December 28, 2000
William C. Dalton

/s/ J. Gillis Hannigan             Director                    December 28, 2000
J. Gillis Hannigan

/s/ Dianne E. Spires               Director                    December 28, 2000
Dianne E. Spires