Form 10-Q
period 2000-12-31
KLAMATH FIRST BANCORP INC
filed 2001-02-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2000

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

     As of January 29, 2001, there were issued 7,206,297 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.        Financial Information
-------        ----------------------
Item 1.        Financial Statements                                         Page
                                                                            ----
               Consolidated Balance Sheets
               (As of December 31, 2000 and September 30, 2000)                3

               Consolidated Statements of Earnings (For the three months
               ended December 31, 2000 and 1999)                               4

               Consolidated Statements of Shareholders' Equity
               (For the year ended September 30, 2000 and for
               the three months ended December 31, 2000)                       5

               Consolidated Statements of Cash Flows (For the three
               months ended December 31, 2000 and 1999)                    6 - 7

               Notes to Consolidated Financial Statements                 8 - 11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12 - 15

Part II.       Other Information
--------       -------------------

Item 1.        Legal Proceedings                                              16

Item 2.        Changes in Securities                                          16

Item 3.        Defaults Upon Senior Securities                                16

Item 4.        Submission of Matters to a Vote of Security Holders            16

Item 5.        Other Information                                              16

Item 6.        Exhibits and Reports on Form 8-K                               16

Signatures                                                                    17



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2000 AND SEPTEMBER 30, 2000
                                   (Unaudited)



                                                                            December 31, 2000    September 30, 2000
ASSETS                                                                    --------------------  --------------------

Cash and due from banks ................................................. $         26,354,502  $         19,998,788
Interest bearing deposits with banks ....................................              440,382             2,077,359
Federal funds sold and securities purchased under agreements to resell ..            2,097,006             7,870,453
                                                                          --------------------  --------------------
   Total cash and cash equivalents ......................................           28,891,890            29,946,600


Investment securities available for sale, at fair value
  (amortized cost: $119,821,880 and $118,689,247) .......................          119,146,609           116,627,756
Investment securities held to maturity, at amortized cost (fair
  value: $727,083 and $726,889) .........................................              723,576               723,838
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $68,633,079 and $75,483,569) ...................           69,040,121            75,331,311
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $2,062,580 and $2,145,918) ..........................            2,071,333             2,159,868
Loans receivable, net ...................................................          725,612,067           729,036,847
Real estate owned and repossessed assets ................................              768,649               788,400
Premises and equipment, net .............................................           13,004,547            12,727,570
Stock in Federal Home Loan Bank of Seattle, at cost .....................           12,070,500            11,876,500
Accrued interest receivable .............................................            7,001,061             6,432,073
Deferred federal and state income taxes .................................                 --                 230,893
Core deposit intangible .................................................            7,712,494             8,125,664
Other assets ............................................................            1,497,930             1,567,318
                                                                          --------------------  --------------------
   Total assets ......................................................... $        987,540,777  $        995,574,638
                                                                          ====================  ====================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ................................................... $        692,850,745  $        695,380,871
  Accrued interest on deposit liabilities ...............................            1,311,279             1,185,076
  Advances from borrowers for taxes and insurance .......................              326,044             9,653,376
  Advances from Federal Home Loan Bank of Seattle .......................          173,000,000           173,000,000
  Short term borrowings .................................................            5,400,000             3,000,000
  Accrued interest on borrowings ........................................              892,751               857,163
  Pension liabilities ...................................................              920,545               887,896
  Deferred federal and state income taxes ...............................              508,404                  --
  Other liabilities .....................................................            2,944,796             2,885,695
                                                                          --------------------  --------------------
    Total liabilities ...................................................          878,154,564           886,850,077
                                                                          --------------------  --------------------
   Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued                 --                    --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   December 31, 2000 - 7,206,297 issued, 6,530,917 outstanding
   September 30, 2000 - 7,366,226 issued, 6,692,428 outstanding .........               72,063                73,662
  Additional paid-in capital ............................................           35,885,629            37,701,796
  Retained earnings-substantially restricted ............................           80,534,609            79,713,255
  Unearned shares issued to ESOP ........................................           (4,696,637)           (4,893,250)
  Unearned shares issued to MRDP ........................................           (2,243,149)           (2,498,378)
  Net unrealized loss on securities available for sale, net of tax ......             (166,302)           (1,372,524)
                                                                          --------------------  --------------------
    Total shareholders' equity ..........................................          109,386,213           108,724,561
                                                                          --------------------  --------------------
 Total liabilities and shareholders' equity ............................. $        987,540,777  $        995,574,638

                                                                          ====================  ====================


      See notes to consolidated financial statements.



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)




                                                                            Three Months Ended    Three Months Ended
                                                                                  December 31,          December 31,
                                                                                          2000                  1999
                                                                          --------------------  --------------------
INTEREST INCOME
  Loans receivable ...................................................... $         14,244,031  $         14,245,591
  Mortgage backed and related securities ................................            1,236,056             1,083,930
  Investment securities .................................................            2,046,535             2,521,529
  Federal funds sold and securities purchased under agreements to resell               185,063                97,124
  Interest bearing deposits .............................................              104,664               102,273
                                                                          --------------------  --------------------
    Total interest income ...............................................           17,816,349            18,050,447
                                                                          --------------------  --------------------

INTEREST EXPENSE
  Deposit liabilities ...................................................            7,603,335             7,023,403
  Advances from FHLB of Seattle .........................................            2,609,469             2,771,028
  Other .................................................................              125,417                18,930
                                                                          --------------------  --------------------
    Total interest expense ..............................................           10,338,221             9,813,361
                                                                          --------------------  --------------------
    Net interest income .................................................            7,478,128             8,237,086

Provision for loan losses ...............................................              228,000               108,000
                                                                          --------------------  --------------------
    Net interest income after provision for
      loan losses .......................................................            7,250,128             8,129,086
                                                                          --------------------  --------------------

NON-INTEREST INCOME
  Fees and service charges ..............................................              870,656               770,719
  Gain on sale of investments ...........................................                7,918                 6,836
  Gain on sale of real estate owned .....................................               14,491               117,566
  Other income ..........................................................              220,415               137,255

                                                                          --------------------  --------------------
    Total non-interest income ...........................................            1,113,480             1,032,376
                                                                          --------------------  --------------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ...................            2,908,944             2,747,612
  Occupancy expense .....................................................              581,392               551,520
  Data processing expense ...............................................              231,024               221,049
  Insurance premium expense .............................................               34,792                75,829
  Loss on sale of investments ...........................................               30,632                  --
  Amortization of core deposit intangible ...............................              413,169               413,169
  Other expense .........................................................            1,582,733             1,856,922
                                                                          --------------------  --------------------
    Total non-interest expense ..........................................            5,782,686             5,866,101
                                                                          --------------------  --------------------

Earnings before income taxes ............................................            2,580,922             3,295,361

Provision for income taxes ..............................................              895,877             1,266,751
                                                                          --------------------  --------------------

Net earnings ............................................................ $          1,685,045  $          2,028,610
                                                                          ====================  ====================

Earnings per common share - basic .......................................               $ 0.25                $ 0.29
Earnings per common share - diluted .....................................               $ 0.25                $ 0.29
Weighted average common shares outstanding - basic ......................            6,652,096             7,021,894
Weighted average common shares outstanding - with dilution ..............            6,653,266             7,021,894


 See notes to consolidated financial statements.



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
 FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE THREE MONTHS ENDED DECEMBER 31, 2000
                                   (Unaudited)


                                   Common    Common   Additional                   Unearned     Unearned         Other        Total
                                    stock     stock      paid-in     Retained shares issuedshares issued comprehensive shareholders'
                                   shares    amount      capital     earnings       to ESOP      to MRDP income (loss)       equity
                               ----------  --------  -----------  -----------  ------------ ------------ ------------  -------------
Balance at October 1, 1999 .    7,062,092  $ 79,084  $43,794,535  $76,866,452  ($5,871,900) ($3,519,296) ($1,763,412)  $109,585,463

Cash dividends .............           --        --           --   (3,579,349)          --           --           --     (3,579,349)

Stock repurchased and retired    (542,151)   (5,422)  (6,249,273)          --           --           --           --     (6,254,695)

ESOP contribution ..........       97,865        --      142,826           --      978,650           --           --      1,121,476

MRDP contribution ..........       74,622        --       13,708           --           --    1,020,918           --      1,034,626
                               ----------  --------  -----------  -----------  -----------    ----------- -----------    -----------
                                6,692,428    73,662   37,701,796   73,287,103   (4,893,250)  (2,498,378)  (1,763,412)   101,907,521

Comprehensive income
   Net earnings ............                                        6,426,152                                             6,426,152
   Other comprehensive income:
      Unrealized gain on
      securities, net of tax
      and reclassification
      adjustment (1)........                                                                                 390,888        390,888
                                                                                                                         -----------
      Total comprehensive
      income ...............                                                                                              6,817,040
                               ----------  --------  -----------  -----------  -----------   -----------  -----------   -----------
Balance at September 30, 2000   6,692,428    73,662   37,701,796   79,713,255   (4,893,250)  (2,498,378)  (1,372,524)   108,724,561

Cash dividends .............           --        --           --     (863,691)          --           --           --       (863,691)

Stock repurchased and retired    (159,929)   (1,599)  (1,862,051)          --           --           --           --     (1,863,650)

ESOP contribution ..........       (4,805)       --       42,457           --      196,613           --           --        239,070

MRDP contribution ..........        3,223        --        3,427           --           --      255,229           --        258,656
                               ----------  --------  -----------  -----------  -----------   -----------  -----------   -----------
                                6,530,917    72,063   35,885,629   78,849,564   (4,696,637)  (2,243,149)  (1,372,524)   106,494,946

Comprehensive income
   Net earnings ............                                        1,685,045                                             1,685,045
   Other comprehensive income:
      Unrealized gain on
      securities, net of tax
      and reclassification
      adjustment (2)........                                                                               1,206,222      1,206,222
                                                                                                                        -----------
      Total comprehensive
      income ...............                                                                                              2,891,267
                               ----------  --------  -----------  -----------  -----------   -----------   -----------  -----------
Balance at December 31, 2000    6,530,917  $ 72,063  $35,885,629  $80,534,609  ($4,696,637)  ($2,243,149)  ($  166,302)$109,386,213
                               ==========  ========  ===========  ===========  ===========   ===========   ===========  ===========

(1)   Net unrealized holding gain on securities of $440,870 (net of $270,211 tax expense) less reclassification adjustment for gains included in net earnings of $49,982 (net of $30,634 tax expense).
(2)   Net unrealized holding loss on securities of $1,224,427 (net of $750,456 tax expense) less reclassification adjustment for gains included in net earnings of $18,205 (net of $11,158 tax expense).


  See notes to consolidated financial statements.



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)


                                                                            Three Months Ended    Three Months Ended
                                                                                  December 31,          December 31,
                                                                                          2000                  1999
                                                                                --------------        --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ........................................................       $    1,685,045        $    2,028,610

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization .......................................              714,933               722,128
    Provision for loan losses ...........................................              228,000               108,000
    Provision for losses on real estate owned ...........................                 --                 120,000
    Compensation expense related to ESOP benefit ........................              239,070               291,401
    Compensation expense related to MRDP Trust ..........................              258,656               258,656
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities .............               31,837                70,505
    Increase (decrease) in deferred loan fees, net of amortization ......             (108,358)              (77,888)
    Accretion of discounts on purchased loans ...........................                2,192                (1,879)
    Net gain (loss) on sale of investment and mortgage
      backed and related securities .....................................               22,714                (6,836)
    Gain on sale of real estate owned and fixed assets ..................              (16,157)             (117,566)
    FHLB stock dividend .................................................             (194,000)             (200,200)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .........................................             (568,988)             (228,552)
    Other assets ........................................................               29,388               263,905
    Accrued interest on deposit liabilities .............................              126,203                60,178
    Accrued interest on borrowings ......................................               35,588               894,927
    Pension liabilities .................................................               32,649                32,649
    Other liabilities ...................................................              153,019               942,547
                                                                          --------------------  --------------------
Net cash provided by operating activities ...............................            2,671,791             5,160,585
                                                                          --------------------  --------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal repayments received on mortgage backed
       and related securities held to maturity ..........................               87,316               141,592
    Principal repayments received on mortgage backed
       and related securities available for sale ........................            6,829,421             3,450,154
    Principal repayments received on loans ..............................           21,253,492            25,629,270
    Loan originations ...................................................          (24,457,738)          (30,642,882)
    Loans sold ..........................................................            6,366,479             3,403,823
    Purchase of investment securities available
      for sale ..........................................................          (11,532,379)           (1,110,000)
    Proceeds from sale of investment securities
      available for sale ................................................           10,367,746            10,051,563
    Proceeds from sale of real estate owned and
      premises and equipment ............................................              192,057             1,090,381
    Capitalized improvements to real estate owned .......................              (15,437)                 --
    Purchases of premises and equipment .................................             (538,741)             (710,710)
                                                                          --------------------  --------------------
Net cash provided by investing activities ...............................            8,552,216            11,303,191
                                                                          --------------------  --------------------



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (Unaudited)
                                   (Continued)


                                                                            Three Months Ended    Three Months Ended
                                                                                  December 31,          December 31,
                                                                                          2000                  1999
                                                                                --------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in deposit
     liabilities, net of withdrawals ....................................($          2,530,126)($          2,163,559)
    Proceeds from FHLB advances .........................................                 --              92,000,000
    Repayments of FHLB advances .........................................                 --             (76,000,000)
    Proceeds from short term borrowings .................................            2,400,000                  --
    Stock repurchase and retirement .....................................           (1,863,650)           (3,349,000)
    Advances from borrowers for taxes and insurance .....................           (9,327,332)           (9,094,151)
    Dividends paid ......................................................             (957,609)             (988,548)
                                                                          --------------------  --------------------
Net cash provided by (used in) financing activities .....................          (12,278,717)              404,742
                                                                          --------------------  --------------------
Net increase (decrease) in cash and cash
  equivalents ...........................................................           (1,054,710)           16,868,518

Cash and cash equivalents at beginning
  of period .............................................................           29,946,600            24,522,589
                                                                          --------------------  --------------------
Cash and cash equivalents at end of period .............................. $         28,891,890  $         41,391,107
                                                                          ====================  ====================
SUPPLEMENTAL SCHEDULE OF INTEREST AND
  INCOME TAXES PAID
    Interest paid ....................................................... $         10,176,430  $          8,858,256
    Income taxes paid ...................................................                 --                    --

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale, net of tax .................................... $          1,206,222 ($         1,042,770)
    Dividends declared and accrued in other
      liabilities .......................................................              956,852               953,360
    Loans transferred to real estate owned ..............................              140,712               642,286
    Write down of real estate owned .....................................                 --                 120,000






    See notes to consolidated financial statements


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.     BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc. and subsidiary's (the "Company") financial condition as of December 31, 2000, and September 30, 2000, and the results of its operations and cash flows for the three months ended December 31, 2000 and 1999. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2000 and 1999 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.     COMPREHENSIVE INCOME

For the three months ended December 31, 2000, the Company's total comprehensive income was $2.9 million compared to $1.0 million for the three months ended
December  31,  1999.  Total  comprehensive  income  for the three  months  ended
December 31, 2000 was comprised of net income of $1.7 million and other comprehensive income of $1.2 million, net of tax. Total comprehensive income for the three months ended December 31, 1999 was comprised of net income of $2.0 million and other comprehensive loss of $1.0 million, net of tax.

3.     ALLOWANCE FOR LOAN LOSSES


Activity in allowance for loan losses is summarized as follows:

                               Three Months Ended                    Year Ended
                                     December 31,                 September 30,
                                             2000                          2000
                                   --------------                --------------
Balance, beginning of period           $4,082,265                    $2,483,625
Charge-offs                               (16,253)                     (606,999)
Recoveries                                    777                       441,639
Additions                                 228,000                     1,764,000
                                   --------------                --------------
Balance, end of period                 $4,294,789                    $4,082,265
                                   ==============                ===============

At December 31, 2000 and 1999, impaired loans totaled $78,376 and $1,453,545, respectively. Specifically allocated loan loss reserves related to these loans totaled $8,500 and $302,566, respectively. The average investment in impaired loans for the three months ended December 31, 2000 and 1999 was $79,717 and $484,515, respectively.

4.     ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings  at December 31, 2000  consisted  of one short term advance  totaling
$5.0 million and seven long term advances totaling $168.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:

                                           December 31, 2000                                   September 30, 2000
                           ------------------------------------------------     -----------------------------------------------
                                               Range of            Weighted                        Range of           Weighted
                                               interest             average                        interest            average
                                  Amount          rates       interest rate           Amount          rates      interest rate
                           -------------    --------------    -------------    --------------   --------------   -------------
Due within one year         $  5,000,000           5.70%              5.70%     $  5,000,000           5.70%            5.70%
After one but within
five years                    10,000,000           6.82%              6.82%       10,000,000           6.65%            6.65%
After five but within
ten years                    158,000,000     4.77%-7.05%              5.86%      158,000,000     4.77%-7.05%            5.86%
                           -------------                                       -------------
                            $173,000,000                                        $173,000,000
                           =============                                       =============


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

6.     SHAREHOLDERS' EQUITY

In May 2000, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. Five percent represents approximately 375,648 shares. As of December 31, 2000, about 76% of the repurchase plan was completed, at a weighted average price of $11.45.

7.     EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered contingently issuable shares and are included in the computation of basic EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.


                                                  For the Three Months Ended
                                                  ---------------------------
                                                  December 31,   December 31,
                                                          2000          1999
                                                     ---------     ---------
Weighted average common
shares outstanding - basic .......................   6,652,096     7,021,894
                                                     ---------     ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ......................................       1,170            --
Stock options ....................................          --            --
                                                     ---------     ---------
Total Dilutive Securities ........................       1,170            --
                                                     ---------     ---------
Weighted average common shares
 outstanding - with dilution .....................   6,653,266     7,021,894
                                                     =========     =========

Options to purchase 916,258 shares of common stock were outstanding at September 30 and December 31, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Additionally, 80,006 shares awarded under the MRDP but not yet released to the individuals were not included in the computation of diluted EPS at December 31, 1999 because their effect would not have been dilutive.

8.    REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at December 31, 2000:


                                                                            To Be Categorized
                                                                           as "Well Capitalized"
                                                                                 Under
                                                        For Capital         Prompt Corrective
                                     Actual          Adequacy Purposes       Action Provision
                            ----------------------- --------------------- ----------------------
                                   Amount    Ratio        Amount   Ratio        Amount    Ratio
                            -------------  -------- ------------  ------- ------------   -------
Total Capital: ...........   $108,671,257     20.8% $ 41,831,200     8.0% $ 52,289,000     10.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........    104,500,265     20.0%          N/A     N/A    31,373,400      6.0%
 (To Risk Weighted Assets)
Tier I Capital: ..........    104,500,265     10.7%   39,107,117     4.0%   48,883,896      5.0%
 (To Total Assets)
Tangible Capital: ........    104,500,265     10.7%   14,665,169     1.5%          N/A      N/A
 (To Tangible Assets)

9.     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The effective date of this Statement was deferred by the issuance of SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133. SFAS No. 133 was also amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. The Company adopted SFAS No. 133, as amended, on October 1, 2000. The adoption of the Statement did not have a material impact on the financial statements of the Company.

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

General

     The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At December 31, 2000, the Company had total consolidated assets of $987.5 million and consolidated shareholders' equity of $109.4 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

     The Association is a traditional, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association.

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

     Such strategies include the Association's expansion of its consumer and commercial loan products. Consumer and commercial loans increased 27% from $17.4 million at December 31, 1999 to $22.1 million at December 31, 2000. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

     The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

     The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 36 office facilities, with the main office located in Klamath Falls, Oregon. Construction is under way on a full service branch in Redmond, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Changes in Financial Condition

     At December 31, 2000, the consolidated assets of the Company totaled $987.5 billion, down slightly from $995.6 million at September 30, 2000.

     Net loans receivable decreased by $3.4 million to $725.6 million at December 31, 2000, compared to $729.0 million at September 30, 2000. Rising mortgage interest rates have continued to dampen mortgage demand, reducing loan originations this quarter. In addition, the Company sold $4.1 million in single family mortgage loans to Fannie Mae and $2.3 million in commercial real estate loans, further reducing loans receivable.

     Investment securities increased $2.5 million, or 2.15%, from $117.4 million at September 30, 2000 to $119.9 million at December 31, 2000. This increase was the result of sale of $10.4 million of investment securities available for sale offset by the purchase of $11.5 million of securities.

     During the three months ended December 31, 2000, $6.9 million of principal payments were received on mortgage backed and related securities ("MBS"), resulting in a decrease in the balance of MBS from $77.5 million at September 30, 2000 to $71.1 million at December 31, 2000.

     Deposit liabilities decreased $2.5 million, less than 1.00%, from $695.4 million at September 30, 2000 to $692.9 million at December 31, 2000. The decrease reflects the Company's strategy to rely on Federal Home Loan Bank of Seattle borrowed funds which can be acquired at lower rates than corresponding maturities of new deposits. This approach controls interest expense as well as managing scheduled liability maturities.

     Advances from borrowers for taxes and insurance decreased $9.3 million from September 30, 2000 to December 31, 2000. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

     The Company's total borrowings increased $2.4 million from September 30, 2000 to December 31, 2000. The increase is the result of borrowing by the holding company to fund payment of common stock dividends and for the repurchase of shares.

     Total shareholders' equity increased $661,652 from $108.7 million at September 30, 2000 to $109.4 million at December 31, 2000. This increase was the combined result of $1.7 million in earnings for the quarter, a $1.2 million increase in unrealized gains on securities available for sale and a $1.9 million reduction due to the buyback of shares.

Results of Operations

     Comparison of Three Months Ended December 31, 2000 and 1999

General. The interest rate environment characterized by a flat to inverted yield curve made it difficult to improve spread income or maintain margins during the quarter ended December 31, 2000. Net interest income for the quarter ended December 31, 2000 decreased by $758,958, or 9.21%, compared to the same period of 1999. This decrease impacted net earnings which decreased from $2.0 million for the three months ended December 31, 1999 to $1.7 million for the three months ended December 31, 2000.

Interest Income. The Company recorded interest income of $17.8 million in the first quarter ended December 31, 2000, a decrease of 1.30% from $18.1 million for the same period last year. While average interest earning assets decreased by $41.8 million, or 4.16%, yield increased from 7.19% for the quarter ended December 31, 1999 to 7.40% for the same period of 2000. Yields on all interest earning assets have improved from a year ago.

Interest Expense. Total interest expense increased $524,860 from $9.8 million for the quarter ended December 31, 1999 to $10.3 million for the quarter ended December 31, 2000. Average deposits decreased by $24.7 million comparing the three months ended December 31, 1999 to 2000, while the average interest paid on interest-bearing deposits increased 53 basis points from 4.21% for the three months ended December 31, 1999 to 4.74% for the same period ended December 31, 2000. The average balance of borrowings decreased $23.2 million from $200.5 million for the three months ended December 31, 1999 to $177.3 million for the same period ended December 31, 2000. However, the rate paid on borrowings increased by 58 basis points from 5.53% for the quarter ended December 31, 1999 to 6.11% for the same period in 2000.

Provision for Loan Losses. The provision for loan losses was $228,000 and there were $16,253 of charge offs, and $777 of recoveries during the three months ended December 31, 2000 compared to a $108,000 provision with $2,414 of charge offs and $340,818 of recoveries during the three months ended December 31, 1999. During the fiscal year ended September 30, 2000, the provision was increased in response to portfolio growth and changes in the composition of the portfolio to include a higher percentage of loans, such as commercial real estate and consumer loans, which are considered to have more associated risk than the Company's traditional portfolio of one- to four-family residential mortgages.

Non-Interest Income. Non-interest income continues to show improvement, increasing $81,104, or 7.86%, to $1.1 million for the three months ended December 31, 2000 from $1.0 million for the three months ended December 31, 1999. Income from fees and service charges continues to show growth, increasing by 12.97% from $770,719 for the quarter ended December 31, 1999 to $870,656 for the current quarter. Other non- interest income increased significantly due to gains recorded on sale of mortgage loans to Fannie Mae.

Non-Interest Expense. Non-interest expense decreased $83,415, or 1.42%, to $5.8 million for the three months ended December 31, 2000, from $5.9 million in the comparable period in 1999. Compensation, employee benefits and related expense showed a modest increase of 5.87% which reflects salary increases and addition of staff. Other expense decreased by $274,189 primarily due to one-time expenses related to foreclosure of a commercial real estate property during the quarter ended December 31, 1999, which were not repeated during the current quarter.

Income Taxes. The provision for income taxes decreased $370,874 for the three months ended December 31, 2000 compared with the prior year. The effective tax rate was 34.7% for the quarter ended December 31, 2000 compared to 38.4% for the same period of 1999. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

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


Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) Reference is made to the Company's Current Report on From 8-K dated November 2, 2000, announcing that Kermit K. Houser was the new President and Chief Executive Officer of the Company and the Association, effective November 15, 2000, which is incorporated herein by reference.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KLAMATH FIRST BANCORP, INC.

Date:          February 13, 2001             By: /s/ Kermit K. Houser
                                             ---------------------------
                                             Kermit K. Houser, President and
                                             Chief Executive Officer


Date:          February 13, 2001             By: /s/ Marshall Jay Alexander
                                             ---------------------------
                                             Marshall Jay Alexander, Senior Vice
                                             President and Chief Financial
                                             Officer