Form 10-Q
period 2001-03-31
KLAMATH FIRST BANCORP INC
filed 2001-05-15
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2001

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

     As of April 20, 2001, there were issued 7,174,742 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.        Financial Information
-------        ----------------------
Item 1.        Financial Statements                                        Page
                                                                         -------
               Condensed Consolidated Balance Sheets
               (As of March 31, 2001 and September 30, 2000)                   3

               Condensed Consolidated Statements of Earnings (For the three
               months and six months ended March 31, 2001 and 2000)            4

               Condensed Consolidated Statements of Shareholders' Equity
               (For the year ended September 30, 2000 and for
               the six months ended March 31, 2001)                            5

               Condensed Consolidated Statements of Cash Flows (For the six
               months ended March 31, 2001 and 2000)                       6 - 7

               Notes to Condensed Consolidated Financial Statements       8 - 11

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       12 - 18

Part II.       Other Information
--------       -------------------

Item 1.        Legal Proceedings                                              19

Item 2.        Changes in Securities                                          19

Item 3.        Defaults Upon Senior Securities                                19

Item 4.        Submission of Matters to a Vote of Security Holders            19

Item 5.        Other Information                                              19

Item 6.        Exhibits and Reports on Form 8-K                               20

Signatures                                                                    21




                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)


                                                                                 March 31, 2001  September 30, 2000
ASSETS                                                                           --------------- ------------------

Cash and due from banks ......................................................   $    20,524,357    $  19,998,788
Interest bearing deposits with banks .........................................        10,157,224        2,077,359
Federal funds sold and securities purchased under agreements to resell .......        16,998,376        7,870,453
                                                                                 ---------------    -------------
   Total cash and cash equivalents ...........................................        47,679,957       29,946,600

Investment securities available for sale, at fair value
  (amortized cost: $135,502,219 and $118,689,247) ............................       135,071,029      116,627,756
Investment securities held to maturity, at amortized cost (fair
  value: $727,539 and $726,889) ..............................................           723,309          723,838
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $241,407,264 and $75,483,569) .......................       244,325,272       75,331,311
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $1,938,300 and $2,596,408) ...............................         1,925,810        2,159,868
Loans receivable, net ........................................................       527,458,226      729,036,847
Real estate owned and repossessed assets .....................................         1,003,234          788,400
Premises and equipment, net ..................................................        13,764,585       12,727,570
Stock in Federal Home Loan Bank of Seattle, at cost ..........................        12,263,900       11,876,500
Accrued interest receivable ..................................................         6,399,257        6,432,073
Deferred income taxes ........................................................              --            230,893
Core deposit intangible ......................................................         7,299,325        8,125,664
Other assets .................................................................         3,383,914        1,567,318
                                                                                 ---------------    -------------
   Total assets ..............................................................   $ 1,001,297,818     $995,574,638
                                                                                 ===============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ........................................................   $   701,800,577    $ 695,380,871
  Accrued interest on deposit liabilities ....................................         1,232,580        1,185,076
  Advances from borrowers for taxes and insurance ............................         2,636,475        9,653,376
  Advances from Federal Home Loan Bank of Seattle ............................       173,000,000      173,000,000
  Short term borrowings ......................................................         1,700,000        3,000,000
  Accrued interest on borrowings .............................................           865,553          857,163
  Pension liabilities ........................................................           953,194          887,896
  Deferred income taxes ......................................................         1,555,322             --
  Other liabilities ..........................................................         3,900,331        2,885,695
                                                                                 ---------------    -------------
    Total liabilities ........................................................       887,644,032      886,850,077
                                                                                 ---------------    -------------
    Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued.....              --               --
  Common stock, $.01 par value, 35,000,000 shares authorized,
    March 31, 2001 - 7,196,197 issued, 6,521,796 outstanding
    September 30, 2000 - 7,366,226 issued, 6,692,428 outstanding .............            71,962           73,662
  Additional paid-in capital .................................................        35,820,748       37,701,796
  Retained earnings-substantially restricted .................................        82,618,143       79,713,255
  Unearned shares issued to ESOP .............................................        (4,451,975)      (4,893,250)
  Unearned shares issued to MRDP .............................................        (1,946,920)      (2,498,378)
  Net unrealized gain (loss) on securities available for sale, net of tax ....         1,541,828       (1,372,524)
                                                                                 ---------------    -------------
    Total shareholders' equity ...............................................       113,653,786      108,724,561
                                                                                 ---------------    -------------
    Total liabilities and shareholders' equity ...............................   $ 1,001,297,818    $ 995,574,638
                                                                                 ===============    =============


      See notes to condensed consolidated financial statements.

                                        3



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)


                                                                 Three Months Ended           Six Months Ended
                                                                March 31,     March 31,     March 31,     March 31,
                                                                     2001          2000          2001          2000
                                                             ------------   -----------   -----------   -----------
INTEREST INCOME
  Loans receivable ........................................   $11,927,271   $14,283,921   $26,171,302   $28,529,511
  Mortgage backed and related securities ..................     3,236,880     1,266,675     4,472,936     2,350,605
  Investment securities ...................................     1,925,899     2,469,830     3,972,434     4,991,358
  Federal funds sold ......................................       218,545        49,320       403,608       146,444
  Interest bearing deposits ...............................       141,618        71,432       246,282       173,706
                                                              -----------   -----------   -----------   -----------
    Total interest income .................................    17,450,213    18,141,178    35,266,562    36,191,624
                                                              -----------   -----------   -----------   -----------

INTEREST EXPENSE
  Deposit liabilities .....................................     7,491,515     7,036,474    15,094,850    14,059,877
  FHLB advances ...........................................     2,533,302     3,182,153     5,142,770     5,953,181
  Other ...................................................       128,570        19,529       253,988        38,458
                                                              -----------   -----------   -----------   -----------
    Total interest expense ................................    10,153,387    10,238,156    20,491,608    20,051,516
                                                              -----------   -----------   -----------   -----------
    Net interest income ...................................     7,296,826     7,903,022    14,774,954    16,140,108

Provision for loan losses .................................       153,000       200,000       381,000       308,000

                                                              -----------   -----------   -----------   -----------
    Net interest income after provision for
      loan losses .........................................     7,143,826     7,703,022    14,393,954    15,832,108
                                                              -----------   -----------   -----------   -----------

NON-INTEREST INCOME
  Fees and service charges ................................       935,358       756,168     1,806,014     1,526,887
  Gain on sale of investments .............................     2,501,874          --       2,509,793         6,836
  Gain on sale of real estate owned .......................         1,938           748        16,429       118,314
  Other income ............................................       268,203       169,097       488,617       306,352
                                                              -----------   -----------   -----------   -----------
    Total non-interest income .............................     3,707,373       926,013     4,820,853     1,958,389
                                                              -----------   -----------   -----------   -----------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense .....     3,121,325     2,884,515     6,030,270     5,632,127
  Occupancy expense .......................................       644,578       584,203     1,225,969     1,135,723
  Data processing expense .................................       257,484       243,283       488,509       464,331
  Insurance premium expense ...............................        33,879        38,057        68,670       113,886
  Loss on sale of investments .............................          --            --          30,632          --
  Amortization of core deposit intangible .................       413,169       413,169       826,339       826,339
  Other expense ...........................................     1,738,165     1,407,419     3,320,898     3,264,341
                                                              -----------   -----------   -----------   -----------
    Total non-interest expense ............................     6,208,600     5,570,646    11,991,287    11,436,747
                                                              -----------   -----------   -----------   -----------

Earnings before income taxes ..............................     4,642,599     3,058,389     7,223,520     6,353,750

Provision for income tax ..................................     1,687,796     1,184,248     2,583,673     2,450,999
                                                              -----------   -----------   -----------   -----------

Net earnings ..............................................   $ 2,954,803   $ 1,874,141   $ 4,639,847   $ 3,902,751
                                                              ===========   ===========   ===========   ===========

Earnings per common share - basic .........................   $      0.45   $      0.28   $      0.70   $      0.57
Earnings per common share - fully diluted .................   $      0.45   $      0.28   $      0.70   $      0.57
Weighted average common shares outstanding - basic ........     6,567,352     6,769,260     6,610,189     6,896,199
Weighted average common shares outstanding -  with dilution     6,585,719     6,769,260     6,623,185     6,896,199



     See notes to condensed consolidated financial statements.



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE SIX MONTHS ENDED MARCH 31, 2001
                                   (Unaudited)

                                                                                Unearned     Unearned
                                  Common   Common   Additional                    shares       shares           Other          Total
                                   stock    stock      paid-in     Retained       issued       issued   comprehensive  shareholders'
                                  shares   amount      capital     earnings      to ESOP      to MRDP   income (loss)         equity
                              -----------  ------- -----------   -----------  ----------   -----------    -----------   ------------
Balance at October 1, 1999     7,062,092  $79,084  $43,794,535  $76,866,452  ($5,871,900)  ($3,519,296)  ($1,763,412)  $109,585,463

Cash dividends                        --       --           --   (3,579,349)          --            --            --     (3,579,349)

Stock repurchased and retired   (542,151)  (5,422)  (6,249,273)          --           --            --            --     (6,254,695)

ESOP contribution                 97,865       --      142,826           --      978,650            --            --      1,121,476

MRDP contribution                 74,622       --       13,708           --           --     1,020,918            --      1,034,626
                              -----------  ------- -----------   -----------  ----------   -----------    -----------   ------------
                               6,692,428   73,662   37,701,796   73,287,103   (4,893,250)   (2,498,378)   (1,763,412)   101,907,521

Comprehensive income
  Net earnings                                                    6,426,152                                               6,426,152
  Other comprehensive income:
    Unrealized gain on
    securities, net of tax
    and reclassification
    adjustment   (1)                                                                                         390,888        390,888
                                                                                                                        ------------
    Total comprehensive
    income                                                                                                                6,817,040
                              -----------  ------- -----------   -----------  ----------   -----------    -----------   ------------
Balance at September 30, 2000  6,692,428   73,662   37,701,796   79,713,255   (4,893,250)    (2,498,378)   (1,372,524)  108,724,561

Cash dividends                        --       --           --   (1,734,959)          --             --            --    (1,734,959)

Stock repurchased and retired   (170,029)  (1,700)  (2,009,385)          --           --             --            --    (2,011,085)

ESOP contribution                 (4,805)      --      121,483           --      441,275             --            --       562,758

MRDP contribution                  4,202       --        6,854           --           --        551,458            --       558,312
                              -----------  ------- -----------   -----------  ----------    -----------   -----------   ------------
                               6,521,796   71,962   35,820,748   77,978,296   (4,451,975)    (1,946,920)   (1,372,524)  106,099,587

Comprehensive income
  Net earnings                                                    4,639,847                                               4,639,847
  Other comprehensive income:
     Unrealized gain on
     securities, net of tax
     and reclassification
     adjustment   (2)                                                                                       2,914,352     2,914,352
                                                                                                                        ------------
     Total comprehensive
     income                                                                                                               7,554,199
                              -----------  ------- -----------   -----------  ----------    -----------    ----------   ------------
Balance at March 31, 2001      6,521,796  $71,962  $35,820,748  $82,618,143  ($4,451,975)   ($1,946,920)   $1,541,828  $113,653,786
                               =========  ======== ===========  ===========  ===========    ===========    ==========  ============

(1)  Net unrealized  holding gain on securities of $440,870 (net of $270,211 tax expense) less  reclassification  adjustment  for gains  included in net earnings of $49,982  (net of $30,634  tax  expense).
(2)  Net  unrealized holding gain on  securities  of $2,932,557 (net of $1,797,374 tax expense) less reclassification  adjustment  for gains included in net earnings of $18,205
     (net of $11,158 tax expense).



  See notes to condensed consolidated financial statements.

                                        5



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                           Six Months Ended  Six Months Ended
                                                                  March 31,         March 31,
                                                                       2001              2000
                                                             --------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ..........................................   $   4,639,847    $  3,902,751

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization .........................       1,446,629       1,455,295
    Provision for deferred taxes ..........................            --           343,721
    Provision for loan losses .............................         381,000         308,000
    Disposition of allowance for loan losses ..............        (231,842)           --
    Provision for loss on real estate owned ...............            --           120,000
    Compensation expense related to ESOP benefit ..........         562,758         560,742
    Compensation expense related to MRDP Trust ............         558,312         517,313
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities          62,488         128,325
    Decrease in deferred loan fees, net of amortization ...      (2,547,764)       (270,335)
    Accretion of discounts on purchased loans .............           3,999            (689)
    Net (gain) loss on sale of real estate owned and
      premises and equipment ..............................           3,494        (129,314)
    Net gain on sale of investment and mortgage
      backed and related securities .......................      (2,479,160)         (6,836)
    FHLB stock dividend ...................................        (387,400)       (381,800)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable ...........................          32,816         (90,527)
    Other assets ..........................................      (1,896,596)       (754,391)
    Accrued interest on deposit liabilities ...............          47,504          (2,071)
    Accrued interest on borrowings ........................           8,390       1,043,684
    Pension liabilities ...................................          65,298          65,298
    Other liabilities .....................................       1,194,137       9,977,914
                                                              -------------    ------------
Net cash provided by operating activities .................       1,463,910      16,787,080
                                                              -------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      available for sale ..................................      20,000,000            --
    Principal repayments received on mortgage
       backed and related securities held to maturity .....         230,666         196,011
    Principal repayments received on mortgage
       backed and related securities available for sale ...      18,006,036       5,333,869
    Principal repayments received on loans ................      51,021,891      49,032,568
    Loan originations .....................................     (48,292,954)    (51,915,658)
    Loans sold ............................................     200,747,467       4,108,823
    Purchase of investment securities available
      for sale ............................................     (47,211,334)     (1,110,000)
    Purchase of mortgage backed and related
      securities available for sale .......................    (259,486,468)    (29,197,384)
    Purchase of FHLB stock ................................            --          (117,500)
    Proceeds from sale of investment securities
      available for sale ..................................      10,367,746      10,051,563
    Proceeds from sale of mortgage backed and related
      securities available for sale .......................      78,007,947            --
    Proceeds from sale of real estate owned and
      premises and equipment ..............................         347,706       1,406,366
    Investment in real estate owned .......................         (69,210)           --
    Purchases of premises and equipment ...................      (1,577,305)     (1,063,876)
                                                              -------------    ------------
Net cash provided by (used in) investing activities .......      22,092,188     (13,275,218)
                                                              -------------    ------------



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)
                                   (Continued)

                                                           Six Months Ended  Six Months Ended
                                                                  March 31,         March 31,
                                                                       2001              2000
                                                             --------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease) in deposit liabilities.............   $   6,419,706    ($11,097,919)
    Proceeds from FHLB advances ...........................            --       429,500,000
    Repayments of FHLB advances ...........................            --      (403,500,000)
    Proceeds from short term borrowings ...................       3,400,000       1,000,000
    Repayments of short term borrowings ...................      (4,700,000)           --
    Stock repurchase and retirement .......................      (2,011,085)     (4,618,984)
    Advances from borrowers for taxes and insurance .......      (7,016,901)     (5,982,960)
    Dividends paid ........................................      (1,914,461)     (1,977,097)
                                                              -------------    ------------
Net cash provided by (used in) financing activities .......      (5,822,749)      3,323,040
                                                              -------------    ------------
Net increase in cash and cash
  equivalents .............................................      17,733,357       6,834,902

Cash and cash equivalents at beginning
  of period ...............................................      29,946,600      24,522,589

                                                              -------------    ------------
Cash and cash equivalents at end of period ................   $  47,679,957    $ 31,357,491
                                                              =============    ============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid .........................................   $  20,435,714    $ 19,009,603
    Income taxes paid .....................................       1,730,000       2,940,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale ..................................      $2,914,352    ($   375,833)
    Dividends declared and accrued in other
      liabilities .........................................         936,806         976,685





    See notes to condensed consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 2001 and September 30, 2000, the results of operations for the three and six months ended March 31, 2001 and 2000 and cash flows for the six months ended March 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.   COMPREHENSIVE INCOME

For the three months ended March 31, 2001, the Company's total comprehensive income was $4.7 million compared to $2.5 million for the three months ended March 31, 2000. Total comprehensive income for the three months ended March 31, 2001 was comprised of net income of $3.0 million and other comprehensive income of $1.7 million, net of tax. Total comprehensive income for the three months ended March 31, 2000 was comprised of net income of $1.9 million and other comprehensive income of $666,937, net of tax.

For the six months ended March 31, 2001, the Company's total comprehensive income was $7.6 million compared to $3.5 million for the six months ended March 31, 2000. Total comprehensive income for the six months ended March 31, 2001 was comprised of net income of $4.6 million and other comprehensive income of $2.9 million, net of tax. Total comprehensive income for the six months ended March 31, 2000 was comprised of net income of $3.9 million and other comprehensive loss of $375,833, net of tax.

3.   ALLOWANCE FOR LOAN LOSSES



Activity in the allowance for loan losses is summarized as follows:

                                                            Six Month Ended      Year Ended
                                                                  March 31,   September 30,
                                                                       2001            2000
                                                             --------------   --------------
Balance, beginning of period ..............................   $   4,082,265    $  2,483,625
Charge-offs ...............................................         (47,247)       (606,999)
Recoveries ................................................          34,866         441,639
Provision for loss ........................................         381,000       1,764,000
Dispositions ..............................................        (231,842)           --
                                                              -------------    ------------
Balance, end of period ....................................   $   4,219,042    $  4,082,265
                                                              =============    ============

The disposition of allowance for loan losses relates to general valuation allowances allocated to $190.3 million in mortgages sold to Federal National Mortgage Association ("FNMA") during the quarter ended March 31, 2001. This allowance was included in the basis of the loans for determination of the basis to be recorded for the resulting MBS. See Note 4.

At March 31, 2001 and 2000, impaired loans totaled zero and $445,562, respectively. Specifically allocated loan loss reserves related to these loans totaled zero and $32,500, respectively. The average investment in impaired loans for the three months and six months ended March 31, 2001 was $52,251 and $65,983, respectively. The average investment in impaired loans for the three months and six months ended March 31, 2000 was $913,560 and $648,610, respectively.

There were no troubled debt restructurings at March 31, 2001 and 2000 or for the six months then ended.

4.    MORTGAGE LOAN SECURITIZATION

During the quarter ended March 31, 2001, the Company sold $190.3 million in seasoned fixed-rate single- family loans to FNMA. The mortgages were aggregated into 14 pools and securitized with the resulting mortgage-backed securities ("MBS") being retained by the Company and classified as available for sale. Securitization of the loans provided more liquid instruments that could be sold when the market conditions were considered favorable. Sale of the MBS will reduce the long-term assets in the Company's portfolio, thus improving interest rate risk. The loans were sold with servicing retained by the Company.

Because the Company was retaining an interest in the loans by receiving the MBS, various items associated with the loans were combined with the principal balance of the loans to arrive at the Company's basis in the MBS. These items include deferred origination fees, mortgage servicing rights, and allowance for loan losses. Deferred loan origination fees associated with the sold loans totaled $2.3 million. The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors. Mortgage servicing rights were valued at $1.7 million. The general valuation allowance associated with these loans was $231,842. The Company pays a guarantee fee to FNMA as part of the securitization and servicing of the loans, thus transferring all credit risk to FNMA. The final resulting basis in the MBS recorded was $185.9 million. Gain on the transaction will not be recognized until such time as the individual MBS are sold. During the quarter ended March 31, 2001, $75.5 million in MBS were sold with a gain of $2.5 million.

5.    ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2001 consisted of one short term advance totaling $5.0 million and seven long term advances totaling $168.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                          March 31, 2001                                        September 30, 2000
                     ------------------------------------------------------ --------------------------------------------------
                                              Range of           Weighted                          Range of           Weighted
                                              interest            average                          interest            average
                              Amount             rates      interest rate           Amount            rates      interest rate
                     ----------------    --------------     --------------- --------------      ------------     -------------
Due within one year .   $  5,000,000              5.70%             5.70%$       5,000,000             5.70%             5.70%

After one but within
five years ..........     10,000,000              5.31%             5.31%       10,000,000             6.65%             6.65%

After five but within
ten years ...........    158,000,000        4.77%-7.05%             5.86%      158,000,000       4.77%-7.05%             5.86%
                      ---------------                                       --------------
                       $ 173,000,000                                         $ 173,000,000
                      ===============                                       ===============

6.             SHORT TERM BORROWINGS

Short term borrowings at March 31, 2001 consisted of $1.7 million in credit line borrowing from a financial institution at a rate of 7.26%.
                                        9

7.    COMMITMENTS AND CONTINGENCIES

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

8.    SHAREHOLDERS' EQUITY

In May 2000, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. As of April 26, 2001, the Company had repurchased 294,200 shares, or 78.32% of the shares to be repurchased, at a weighted average price per share of $11.52.

9.    EARNINGS PER SHARE

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

                                                            For the Three Months Ended
                                                              March  31,   March 31,
                                                                    2001        2000
                                                               ---------   ---------
Weighted average common shares outstanding - basic .........   6,567,352   6,769,260
                                                               ---------   ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ................................................      18,367        --
                                                               ---------   ---------
Total Dilutive Securities ..................................      18,367        --
                                                               ---------   ---------
 Weighted average common shares outstanding - with dilution    6,585,719   6,769,260
                                                               =========   =========


                                                              For the Six Months Ended
                                                               March 31,   March 31,
                                                                    2001        2000
                                                               ---------   ---------
Weighted average common shares outstanding - basic .........   6,610,189   6,896,199
                                                               ---------   ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares ................................................      12,996        --
                                                               ---------   ---------

Total Dilutive Securities ..................................      12,996        --
                                                               ---------   ---------
Weighted average common shares outstanding-with dilution ...   6,623,185   6,896,199
                                                               =========   =========

Options to purchase 916,258 shares of common stock were outstanding at March 31, 2001 and September 30, 2000 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

10.   REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 2001:


                                                                                        Categorized as "Well
                                                                                          Capitalized" Under
                                                                         For Capital       Prompt Corrective
                                                     Actual         Adequacy Purposes       Action Provision
                                           ---------------------- -------------------- ---------------------
                                                 Amount    Ratio       Amount   Ratio       Amount    Ratio
As of March 31, 2001:                      ------------   ------- -----------   ------ -----------    ------
 Total Capital: ........................   $106,480,404     21.6% $39,376,032     8.0% $49,220,040     10.0%
  (To Risk Weighted Assets)
 Tier I Capital: .......................    102,411,847     20.8%         N/A     N/A   29,532,024      6.0%
  (To Risk Weighted Assets)
 Tier I Capital: .......................    102,411,847     10.4%  39,527,913     4.0%  49,409,891      5.0%
  (To Total Assets)
 Tangible Capital: .....................    102,411,847     10.4%  14,822,967     1.5%         N/A      N/A
  (To Tangible Assets)



11.            RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers of Financial Assets and Extinguishments of Liabilities." This
pronouncement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The Company does not believe that the adoption of SFAS No. 140 will have a material impact on its financial position or results of operations.

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

General

The Company, an Oregon corporation, is the unitary savings and loan holding company for Klamath First Federal Savings and Loan Association (the "Association"). At March 31, 2001, the Company had total consolidated assets of $1.0 billion and consolidated shareholders' equity of $113.7 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

The Association is a progressive, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi- family residential properties, and to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association.

Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest-bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non- interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

As part of the strategy to reduce interest rate risk, the Company securitized $190.3 million of single family loans through FNMA during the quarter ended March 31, 2001. The resulting MBS were retained by the Company and classified as available for sale. In March 2001, $75.5 million of the securities were sold with a gain of $2.5 million.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 36 office facilities, with the main office located in Klamath Falls, Oregon. A new branch is scheduled to open in Redmond, Oregon during the third quarter. The Company has also announced its agreement with retailer Wal-Mart to place branches in certain of the Wal-Mart locations in Oregon and Washington state. Currently, locations in Pendleton and Ontario, Oregon are scheduled to be in operation before the fiscal year end. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Market Risk and Asset/Liability Management

Because the majority of the Company's assets have historically been 15 to 30-year fixed rate mortgages which were funded by shorter term liabilities, the Company's interest rate risk sensitivity has been high. In order to reduce that sensitivity, the Company completed a loan securitization, as discussed above. The impact of this transaction can be seen in the following comparison of interest rate sensitivity at September 30, 2000 and March 31, 2001. After the end of the quarter, additional MBS were sold, which should result in further reductions in interest rate sensitivity.

PROJECTED CHANGES IN NET PORTFOLIO VALUE as of September 30, 2000

                                                                        NPV     Sensitivity
Change in Interest Rates                                              Ratio         Measure
                                                                              (Basis points)
-----------------------------------------------------------   -------------    ------------
200 basis point rise ......................................           10.79%           (352)
100 basis point rise ......................................           12.61%           (170)
Base Rate Scenario ........................................           14.31%           --
100 basis point decline ...................................           15.20%             89
200 basis point decline ...................................           14.81%             50



PROJECTED CHANGES IN NET PORTFOLIO VALUE as of March 31, 2001


                                                                        NPV     Sensitivity
Change in Interest Rates                                              Ratio         Measure
                                                                              (Basis points)
-----------------------------------------------------------   -------------    ------------
200 basis point rise ......................................            9.99%           (263)
100 basis point rise ......................................           11.87%            (75)
Base Rate Scenario ........................................           12.62%           --
100 basis point decline ...................................           13.23%             61
200 basis point decline ...................................           11.85%            (76)


Changes in Financial Condition

At March 31, 2001, the consolidated assets of the Company totaled $1.0 billion, up slightly from $995.6 million at September 30, 2000.

Net loans receivable decreased by $201.6 million to $527.5 million at March 31, 2001, from $729.0 million at September 30, 2000. During the quarter ended March 31, 2001, the Company converted $190.3 million in fixed rate single family mortgages to MBS through a securitization transaction with FNMA. In addition, the Company has sold $10.4 million in single family mortgage loans to FNMA during the six months ended March 31, 2001, further reducing loans receivable.

Investment securities increased $18.4 million, or 15.72% from $117.4 million at September 30, 2000 to $135.8 million at March 31, 2001. This increase was primarily the result of purchase of investment securities available for sale.

During the six months ended March 31, 2001, the Company purchased $259.5 million of MBS resulting from the loan securitization. Of these MBS, $75.5 million were sold during the period. In addition, $18.0 million was received in principal repayments on MBS, resulting in an overall increase in the balance of MBS from $77.5 million at September 30, 2000 to $246.3 million at March 31, 2001.

Other assets increased by $1.8 million, or 115.90%, from $1.6 million at March 31, 2000 to $3.4 million at March 31, 2001. The increase is primarily due to the recording of $1.7 million in mortgage servicing rights related to the loans sold to FNMA during the period.

Deposit liabilities increased $6.4 million, or 0.92%, from $695.4 million at September 30, 2000 to $701.8 million at March 31, 2001. The increase reflects the Company's marketing efforts and the public's movement of funds to investments more secure than the volatile equity markets.

Advances from borrowers for taxes and insurance decreased $7.0 million from September 30, 2000 to March 31, 2001. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

The Company's total borrowings decreased $1.3 million from September 30, 2000 to March 31, 2001. Borrowings from the FHLB remained consistent while borrowings on correspondent bank credit lines were reduced with proceeds of the sale of MBS.

Total shareholders' equity increased $5.0 million, or 4.53%, from $108.7 million at September 30, 2000 to $113.7 million at March 31, 2001. This increase was primarily the result of earnings of $4.6 million and a $2.9 million increase in the unrealized gains on securities available for sale, partially offset by $2.0 million reduction due to repurchase and retirement of shares and payment of $1.7 million in common stock dividends for the six month period.

Results of Operations

               Comparison of Six Months Ended March 31, 2001 and 2000

General. The FNMA loan securitization and sale of a portion of the MBS helped increase net earnings to $4.6 million for the six months ended March 31, 2001 compared to $3.9 million for the same period of 2000. The higher interest rate environment, the inverted yield curve, and low loan volume had an adverse effect on net interest income.

Interest Income. Interest income decreased by $925,062 showing the combined effects of a $47.2 million decrease in average interest earning assets and a 16 basis point increase in yield from March 31, 2000 to March 31, 2001. Interest income on loans receivable decreased $2.3 million, or 8.27%, from $28.5 million for the six months ended March 31, 2000 to $26.2 million for the same period of 2001. This decrease was a result of the $76.8 million decrease in average loans receivable due to the loan securitization in February 2001. Since these loans were converted to MBS, a corresponding $2.1 million increase in interest income on MBS is noted for the period. Investments matured and funds were reinvested in federal funds and were also used to reduce borrowings. The average yield on interest earning assets increased 16 basis points to 7.34% for the six months ended March 31, 2001 compared to 7.18% for the same period ended March 31, 2000. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) decreased from 2.59% to 2.35% and interest rate margin (net interest income divided by average interest earning assets) decreased from 3.20% to 3.07% comparing the six month periods.

Interest Expense. Total interest expense increased $440,092, or 2.19%, for the six months ended March 31, 2001 compared to the same period in 2000. That increase was the combined result of a $1.0 million increase in interest on deposit liabilities and a $594,881 decrease in interest expense on FHLB advances and other liabilities. Interest on deposit liabilities increased due to a 46 basis point increase in the average interest rate paid on deposit accounts. The average balance of borrowings decreased $32.4 million from $210.2 million for the six months ended March 31, 2000 to $177.8 million for the same period ended March 31, 2001. However, the rate paid on borrowings increased by 36 basis points from 5.67% for the six months ended March 31, 2000 to 6.03% for the same period in 2001.

Provision for Loan Losses. The provision for loan losses was $381,000 and there were $47,247 of charge offs and $34,866 of recoveries during the six months ended March 31, 2001 compared to a $308,000 provision with $155,716 of charge offs and $346,669 of recoveries during the six months ended March 31, 2000. During the quarter ended March 31, 2001, the allowance for loan losses associated with the mortgage loans sold to FNMA, totaling $231,842, was transferred from the allowance accounts as a disposition. The balance of non-performing loans has decreased during the current fiscal year as the Company has foreclosed on properties and sold them. The Company is not anticipating any material loss on the remaining non-performing loans at this time.

Non-Interest Income. Non-interest income increased $2.8 million, or 146.16%, to $4.8 million for the six months ended March 31, 2001 from $2.0 million for the six months ended March 31, 2000. The most significant factor in this increase was the sale of MBS resulting from the loan securitization at a gain of $2.5 million. Fees and service charges continued to improve, increasing by 18.28% over the same period last year due to an increase in deposit accounts subject to service charges and increased loan servicing income. Income from sale of mortgage loans and retail investment activities can be seen in the 59.50% increase in other non-interest income from $306,352 for the six months ended March 31, 2000 to $488,617 for the six months ended March 31, 2001.

Non-Interest Expense. Non-interest expense increased $554,540, or 4.85%, to $12.0 million for the six months ended March 31, 2001, from $11.4 million for the comparable period in 2000. Compensation, employee benefits, and related expense increased $398,143, or 7.07% from $5.6 million for the six months ended March 31, 2000 to $6.0 million for the same period in 2001. The increase primarily relates to modest salary increases and the addition of employees as new corporate initiatives were enacted. Occupancy expense increased by $90,246, or 7.95%, comparing the six months ended March 31, 2001 with the same period of 2000 due to the addition of the new Central Point branch in August 2000. The ratio of non-interest expense to average total assets was 2.40% and 2.18% for the six months ended March 31, 2001 and 2000, respectively.

Income Taxes. The provision for income taxes increased $132,674 for the six months ended March 31, 2001 compared with the prior year. The effective tax rate was 35.77% for the six months ended March 31, 2001 compared to 38.57% for the same period of 2000. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

               Comparison of Three Months Ended March 31, 2001 and 2000

General. Basic and diluted earnings per share increased from $0.28 for the quarter ended March 31, 2000 to $0.45 for the same period of 2001. Net income increased $1.1 million, or 57.66%, from $1.9 million for the three months ended March 31, 2000 to $3.0 million for the three months ended March 31, 2001. This increase was the combined result of the $2.5 million gain on sale of MBS and an increase in other non-interest income partially offset by a decrease in net interest income.

Interest Income. The Company recorded interest income of $17.5 million in the second quarter ended March 31, 2001, a decrease of 3.81% from $18.1 million for the same period last year. Average interest earning assets decreased by $52.5 million, or 5.19%, and yield increased from 7.17% for the quarter ended March 31, 2000 to 7.27% for the same period of 2001. Yields increased on both loans and MBS, comparing the quarter ended March 31, 2001 to the same period last year.

Interest Expense. Total interest expense remained stable at $10.2 million for the quarters ended March 31, 2001 and 2000. Average deposits decreased by $13.4 million comparing the three months ended March 31, 2000 to 2001, while the average interest paid on interest-bearing deposits increased 38 basis points from 4.29% for the three months ended March 31, 2000 to 4.67% for the same period ended March 31, 2001. The average balance of borrowings decreased $41.7 million, from $220.1 million for the three months ended March 31, 2000 to $178.4 million for the same period ended March 31, 2001, resulting in a decrease in interest on borrowings of $542,240 for the three months ended March 31, 2001 compared with the same period ended March 31, 2000. The rate paid on borrowings increased by 14 basis points from 5.80% for the quarter ended March 31, 2000 to 5.94% for the same period in 2001.

Provision for Loan Losses. The provision for loan losses was $153,000 and there were $30,994 of charge offs, and $34,089 of recoveries during the three months ended March 31, 2001 compared to a $200,000 provision with $153,303 of charge offs and $5,581 of recoveries during the three months ended March 31, 2000. As noted above, the $231,842 of the allowance for loan losses was transferred out as part of the basis of loans sold to FNMA and securitized during the second quarter ended March 31, 2001.

Non-Interest Income. Non-interest income increased $2.8 million, or 300.36%, to $3.7 million for the three months ended March 31, 2001 from $926,013 for the three months ended March 31, 2000. Again, the $2.5 million gain on sale is the primary cause of the increase. However, income from fees and service charges continues to show growth, increasing by 23.70% from $756,168 for the quarter ended March 31, 2000 to $935,358 for the current quarter. Other non-interest income increased significantly due to profit on the sale of mortgage loans (separate from the securitization) and interest on a tax refund for the tax year 1996.

Non-Interest Expense. Non-interest expense increased $637,954, or 11.45%, to $6.2 million for the three months ended March 31, 2001, from $5.6 million in the comparable period in 2000. The most significant increases were noted in compensation, employee benefits and related expense, and other expense. Compensation expense increased due to annual salary increases and the addition of staff at a new branch as well as the addition of management personnel to help implement the Company's strategic initiatives. Other expense increased due to increases in general operating expenses and approximately $10,000 in one-time expenses for consulting and executive search fees. The ratio of non-interest expense to average total assets was 2.48% and 2.12% for the three months ended March 31, 2001 and 2000, respectively.

Income Taxes. The provision for income taxes increased $503,548 for the three months ended March 31, 2001 compared with the prior year. The effective tax rate was 36.35% for the quarter ended March 31, 2001 compared to 38.72% for the same period of 2000. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

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


Item 4.     Submission of Matters to a Vote of Security Holders

               The Company held an annual meeting on January 26, 2001. The election of three directors was brought before the security holders for vote. The following two directors were nominated and elected for three-year terms:

                                                Vote For           Vote Withheld
               Rodney N. Murray                6,148,310              260,552
               Bernard Z. Agrons               6,179,787              229,075

               The following individual was nominated and elected for a one-year term:

                                                Vote For           Vote Withheld
               Kermit K. Houser                6,149,107              259,755

               The following directors continue in office for their respective remaining terms: Timothy A. Bailey (two-year term), James D. Bocchi (two-year term), William C. Dalton (two-year term), J. Gillis Hannigan (one-year term), and Dianne E. Spires (one-year term).

               Approval of the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending September 30, 2001 was brought before the security holders for vote. The appointment was approved as follows:

                         Vote For             Vote Against         Vote Withheld
                        6,337,890                   9,670              61,302

               No additional items were on the agenda of the annual meeting and no items were brought to a vote during the meeting.

Item 5.     Other Information

               Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

               a)  Not applicable.

               b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KLAMATH FIRST BANCORP, INC.

Date:    May 14, 2001                         By:   /s/ Kermit K. Houser
                                              ----------------------------------
                                              Kermit K. Houser, President and
                                              Chief Executive Officer


Date:    May 14, 2001                         By:   /s/ Marshall Jay Alexander
                                              ----------------------------------
                                              Marshall Jay Alexander,
                                              Executive Vice President
                                              and Chief Financial Officer