Form 10-Q
period 2001-06-30
KLAMATH FIRST BANCORP INC
filed 2001-08-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2001

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

As of July 20, 2001, there were issued 7,174,742 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements (Unaudited)                                 Page
                                                                        -------
         Condensed Consolidated Balance Sheets
         (As of June 30, 2001 and September 30, 2000)                         3

         Condensed Consolidated Statements of Earnings (For the three
         months and nine months ended June 30, 2001 and 2000)                 4

         Condensed Consolidated Statements of Shareholders' Equity
         (For the year ended September 30, 2000 and for
         the nine months ended June 30, 2001)                                 5

         Condensed Consolidated Statements of Cash Flows (For the nine
         months ended June 30, 2001 and 2000)                             6 - 7

         Notes to Condensed Consolidated Financial Statements            8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12 - 18

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                   19

Item 2.  Changes in Securities                                               19

Item 3.  Defaults Upon Senior Securities                                     19

Item 4.  Submission of Matters to a Vote of Security Holders                 19

Item 5.  Other Information                                                   19

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signatures                                                                   20


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2001 AND SEPTEMBER 30, 2000
                                   (Unaudited)



                                                                                June 30, 2001                September 30, 2000
ASSETS                                                                    -------------------               -------------------

Cash and due from banks                                                        $   19,950,903                      $ 19,998,788
Interest bearing deposits with banks                                               37,336,664                         2,077,359
Federal funds sold and securities purchased under agreements to resell             67,753,393                         7,870,453
                                                                           ------------------                ------------------
   Total cash and cash equivalents                                                125,040,960                        29,946,600

Investment securities available for sale, at fair value
  (amortized cost: $137,939,158 and $118,689,247)                                 137,385,770                       116,627,756
Investment securities held to maturity, at amortized cost (fair
  value: $594,714 and $726,889)                                                       592,528                           723,838
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $176,923,769 and $75,483,569)                            177,284,989                        75,331,311
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $1,809,832 and $2,145,918)                                      1,785,964                         2,159,868
Loans receivable, net                                                             518,742,647                       729,036,847
Real estate owned and repossessed assets                                              583,017                           788,400
Premises and equipment, net                                                        14,420,652                        12,727,570
Stock in Federal Home Loan Bank of Seattle, at cost                                12,477,900                        11,876,500
Accrued interest receivable                                                         6,160,250                         6,432,073
Deferred income taxes                                                                      --                           230,893
Core deposit intangible                                                             6,886,156                         8,125,664
Other assets                                                                        4,062,321                         1,567,318
                                                                           ------------------                ------------------
   Total assets                                                                $1,005,423,154                      $995,574,638
                                                                           ==================                ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities                                                            $710,598,242                      $695,380,871
  Accrued interest on deposit liabilities                                           1,191,283                         1,185,076
  Advances from borrowers for taxes and insurance                                   4,855,448                         9,653,376
  Advances from Federal Home Loan Bank of Seattle                                 168,000,000                       173,000,000
  Short term borrowings                                                             1,700,000                         3,000,000
  Accrued interest on borrowings                                                      805,474                           857,163
  Pension liabilities                                                                 985,843                           887,896
  Deferred income taxes                                                               537,308                                --
  Other liabilities                                                                 2,845,137                         2,885,695
                                                                           ------------------                ------------------
    Total liabilities                                                             891,518,735                       886,850,077
                                                                           ------------------                ------------------
    Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued                  --                                --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   June 30, 2001 - 7,174,742 issued, 6,572,757 outstanding
   September 30, 2000 - 7,366,226 issued, 6,692,428 outstanding                        71,747                            73,662
  Additional paid-in capital                                                       35,649,711                        37,701,796
  Retained earnings-substantially restricted                                       83,865,301                        79,713,255
  Unearned shares issued to ESOP                                                   (4,207,313)                       (4,893,250)
  Unearned shares issued to MRDP                                                   (1,355,884)                       (2,498,378)
  Net unrealized loss on securities available for sale, net of tax                   (119,143)                       (1,372,524)
                                                                           ------------------                ------------------
    Total shareholders' equity                                                    113,904,419                       108,724,561
                                                                           ------------------                ------------------
    Total liabilities and shareholders' equity                                 $1,005,423,154                      $995,574,638
                                                                           ==================                ==================

      See notes to condensed consolidated financial statements.


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)


                                                 Three Months Ended   Three Months Ended      Nine Months Ended   Nine Months Ended
                                                           June 30,             June 30,               June 30,            June 30,
                                                               2001                 2000                   2001                2000
                                                     --------------       --------------         --------------      --------------
INTEREST INCOME
Loans receivable ................................... $  10,638,837        $   14,406,305         $   36,810,139      $  42,935,817
  Mortgage backed and related securities ...........     3,384,061             1,366,483              7,856,997          3,717,088
  Investment securities ............................     2,040,965             2,387,046              6,013,399          7,378,404
  Federal funds sold ...............................       502,589                 9,351                906,197            155,795
  Interest bearing deposits ........................       215,959                65,921                462,241            239,627
                                                     -------------        --------------         --------------      -------------
    Total interest income ..........................    16,782,411            18,235,106             52,048,973         54,426,731
                                                     -------------        --------------         --------------      -------------

INTEREST EXPENSE
  Deposit liabilities ..............................     7,398,017             7,006,675             22,492,867         21,066,552
  FHLB advances ....................................     2,460,082             3,340,109              7,602,852          9,293,290
  Other ............................................        58,006                67,160                311,994            105,618
                                                     -------------        --------------         --------------      -------------
    Total interest expense .........................     9,916,105            10,413,944             30,407,713         30,465,460
                                                     -------------        --------------         --------------      -------------
    Net interest income ............................     6,866,306             7,821,162             21,641,260         23,961,271

Provision for loan losses ..........................         3,000               228,000                384,000            536,000

                                                     -------------        --------------         --------------      -------------
    Net interest income after provision for
      loan losses ..................................     6,863,306             7,593,162             21,257,260         23,425,271
                                                     -------------        --------------         --------------      -------------

NON-INTEREST INCOME
  Fees and service charges .........................     1,208,271               812,006              3,014,285          2,338,893
  Gain on sale of investments ......................     1,681,584                  --                4,191,377              6,836
  Gain on sale of real estate owned ................        33,415                  --                   49,843            118,315
  Other income .....................................       276,456               223,761                765,073            530,112
                                                     -------------        --------------         --------------      -------------
    Total non-interest income ......................     3,199,726             1,035,767              8,020,578          2,994,156
                                                     -------------        --------------         --------------      -------------
NON-INTEREST EXPENSE
  Compensation, employee benefits
     and related expense ...........................     3,423,610             2,855,907              9,453,880          8,488,034
  Occupancy expense ................................       682,389               621,536              1,908,358          1,757,259
  Data processing expense ..........................       252,267               226,263                740,776            690,595
  Insurance premium expense ........................        32,285                36,685                100,955            150,571
  Loss on sale of investments ......................          --                    --                   30,632               --
  Loss on sale of real estate owned ................        15,850                  --                   15,850               --
  Amortization of core deposit intangible ..........       413,169               413,169              1,239,508          1,239,508
  Other expense ....................................     2,042,378             1,505,225              5,363,275          4,769,566
                                                     -------------        --------------         --------------      -------------
    Total non-interest expense .....................     6,861,948             5,658,785             18,853,234         17,095,533
                                                     -------------        --------------         --------------      -------------

Earnings before income taxes .......................     3,201,084             2,970,144             10,424,604          9,323,894

Provision for income tax ...........................     1,085,447             1,043,681              3,669,120          3,494,680
                                                     -------------        --------------         --------------      -------------

Net earnings ....................................... $   2,115,637        $    1,926,463         $    6,755,484      $   5,829,214
                                                     =============        ==============         ==============      =============

Earnings per common share - basic .................. $        0.32        $         0.28         $         1.02      $        0.85
Earnings per common share - fully diluted .......... $        0.31        $         0.28         $         1.02      $        0.85
Weighted average common shares
   outstanding - basic .............................     6,629,275             6,773,138              6,616,551          6,855,374
Weighted average common shares
   outstanding -  with dilution ....................     6,732,583             6,773,138              6,641,484          6,855,374



     See notes to condensed consolidated financial statements.


                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                  CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED SEPTEMBER 30, 2000 AND THE NINE MONTHS ENDED JUNE 30, 2001
                                                         (Unaudited)


                                                                                Unearned     Unearned
                                  Common   Common   Additional                    shares       shares           Other          Total
                                   stock    stock      paid-in     Retained       issued       issued   comprehensive  shareholders'
                                  shares   amount      capital     earnings      to ESOP      to MRDP   income (loss)         equity
                               ---------  -------  -----------  -----------    ----------    ----------      --------   -----------
Balance at October 1, 1999 ... 7,062,092  $79,084  $43,794,535  $76,866,452  ($ 5,871,900) ($ 3,519,296) ($ 1,763,412) $109,585,463

Cash dividends ...............      --       --           --     (3,579,349)         --            --            --      (3,579,349)

Stock repurchased and retired   (542,151)  (5,422)  (6,249,273)        --            --            --            --      (6,254,695)

ESOP contribution ............    97,865     --        142,826         --         978,650          --            --       1,121,476

MRDP contribution ............    74,622     --         13,708         --            --       1,020,918          --       1,034,626
                               ---------  -------  -----------  -----------    ----------    ----------      --------   -----------
                               6,692,428   73,662   37,701,796   73,287,103    (4,893,250)   (2,498,378)   (1,763,412)  101,907,521

Comprehensive income
     Net earnings                                                 6,426,152                                               6,426,152
     Other comprehensive income:
          Unrealized gain on securities, net of tax
          and reclassification adjustment   (1)                                                               390,888       390,888
                                                                                                                       ------------
          Total comprehensive income                                                                                      6,817,040
                               ---------  -------  -----------  -----------    ----------    ----------      --------   -----------
Balance at September 30, 2000  6,692,428   73,662   37,701,796   79,713,255    (4,893,250)   (2,498,378)   (1,372,524)  108,724,561

Cash dividends ...............      --       --           --     (2,603,438)         --            --            --      (2,603,438)

Stock repurchased and retired   (191,484)  (1,915)  (2,282,301)        --            --            --            --      (2,284,216)

ESOP contribution ............    (4,805)    --        219,935         --         685,937          --            --         905,872

MRDP contribution ............    76,618     --         10,281         --            --       1,142,494          --       1,152,775
                               ---------  -------  -----------  -----------    ----------    ----------      --------   -----------

                               6,572,757   71,747   35,649,711   77,109,817    (4,207,313)   (1,355,884)   (1,372,524)  105,895,554

Comprehensive income
     Net earnings                                                 6,755,484                                               6,755,484
     Other comprehensive income:
          Unrealized gain on securities, net of tax
          and reclassification adjustment   (2)                                                             1,253,381     1,253,381
                                                                                                                         ----------
          Total comprehensive income                                                                                      8,008,865
                               ---------  -------  -----------  -----------    ----------    ----------      --------   -----------
Balance at June 30, 2001       6,572,757  $71,747  $35,649,711  $83,865,301   ($4,207,313)  ($1,355,884)    ($119,413) $113,904,419
                               =========  =======  ===========  ===========    ==========    ==========      ========   ===========

(1)      Net unrealized holding gain on securities of $440,870 (net of $270,211 tax expense) less reclassification adjustment for gains included in net earnings of $49,982 (net of $30,634 tax expense).
(2)      Net unrealized holding gain on securities of $3,045,242 (net of $1,866,440 tax expense) less reclassification adjustment for gains included in net earnings of $1,791,861 (net of $1,098,238 tax expense).


  See notes to condensed consolidated financial statements.


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE Nine MONTHS ENDED June 30, 2001 AND 2000
                                                               (Unaudited)


                                                                       Nine Months Ended                        Nine Months Ended
                                                                                June 30,                                 June 30,
                                                                                    2001                                     2000
                                                                          --------------                           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                              $6,755,484                               $5,829,214

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                              2,198,018                                2,206,667
    Provision for deferred taxes                                                      --                                  438,069
    Provision for loan losses                                                    384,000                                  536,000
    Disposition of allowance for loan losses                                    (231,842)                                      --
    Provision for loss on real estate owned                                           --                                  120,000
    Compensation expense related to ESOP benefit                                 905,872                                  829,994
    Compensation expense related to MRDP Trust                                 1,152,775                                1,023,667
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities                      207,990                                  213,468
    Decrease in deferred loan fees, net of amortization                       (2,670,625)                                (373,730)
    Accretion of discounts on purchased loans                                      6,737                                    1,541
    Net (gain) loss on sale of real estate owned and
      premises and equipment                                                       8,499                                 (138,814)
    Net gain on sale of investment and mortgage
      backed and related securities                                           (4,160,745)                                  (6,836)
    FHLB stock dividend                                                         (601,400)                                (567,400)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable                                                  271,823                                 (235,201)
    Other assets                                                              (2,615,003)                                (737,607)
    Accrued interest on deposit liabilities                                        6,207                                  (77,630)
    Accrued interest on borrowings                                               (51,689)                                 912,056
    Pension liabilities                                                           97,947                                   97,947
    Other liabilities                                                            207,271                                   41,650
                                                                          --------------                           --------------
Net cash provided by operating activities                                      1,871,319                               10,113,055
                                                                          --------------                           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      available for sale                                                         130,000                                  120,000
    Proceeds from maturity of investment securities
      available for sale                                                      33,000,000                                8,000,000
    Principal repayments received on mortgage
       backed and related securities held to maturity                            368,568                                  298,361
    Principal repayments received on mortgage
       backed and related securities available for sale                       33,027,344                               13,242,770
    Principal repayments received on loans                                    84,457,547                               73,047,471
    Loan originations                                                        (81,303,592)                             (77,154,728)
    Loans sold                                                                18,834,094                                5,347,283
    Purchase of investment securities held to maturity                                --                                 (457,000)
    Purchase of investment securities available
      for sale                                                               (62,725,695)                              (1,110,000)
    Purchase of mortgage backed and related
      securities available for sale                                          (84,359,568)                             (29,396,069)
    Purchase of FHLB stock                                                            --                                 (160,900)
    Proceeds from sale of investment securities
      available for sale                                                      10,367,746                               10,051,563
    Proceeds from sale of mortgage backed and related
      securities available for sale                                          144,259,981                                       --
    Proceeds from sale of real estate owned and
      premises and equipment                                                     801,610                                1,415,866
    Investment in real estate owned                                              (86,741)                                      --
    Purchases of premises and equipment                                       (2,532,213)                              (1,853,652)
                                                                          --------------                           --------------
Net cash provided by investing activities                                     94,239,081                                1,390,965
                                                                          --------------                           --------------


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE Nine MONTHS ENDED June 30, 2001 AND 2000
                                                               (Unaudited)
                                                               (Continued)

                                                                        Nine Months Ended                         Nine Months Ended
                                                                                  June 30,                                 June 30,
                                                                                      2001                                     2000
                                                                             -------------                            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Increase(decrease) in deposit liabilities,
      net of withdrawals ................................................... $  15,217,371                            ($ 24,175,925)
    Proceeds from FHLB advances ............................................     2,000,000                              585,250,000
    Repayments of FHLB advances ............................................    (7,000,000)                            (560,500,000)
    Proceeds from short term borrowings ....................................     3,400,000                                2,000,000
    Repayments of short term borrowings ....................................    (4,700,000)                                    --
    Stock repurchase and retirement ........................................    (2,284,216)                              (5,084,070)
    Advances from borrowers for taxes and insurance ........................    (4,797,928)                              (2,884,515)
    Dividends paid .........................................................    (2,851,267)                              (2,969,761)
                                                                             -------------                            -------------
Net cash used in financing activities ......................................    (1,016,040)                              (8,364,271)
                                                                             -------------                            -------------
Net increase in cash and cash
  equivalents ..............................................................    95,094,360                                3,139,749

Cash and cash equivalents at beginning
  of period ................................................................    29,946,600                               24,522,589

                                                                             -------------                            -------------
Cash and cash equivalents at end of period ................................. $ 125,040,960                            $  27,662,338
                                                                             =============                            =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid .......................................................... $  30,453,195                            $  29,631,034
    Income taxes paid ......................................................     3,930,000                                3,815,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Mortgage loans securitized and classified as mortgage-
      backed securities available for sale ................................. $ 190,300,518                            $        --
    Net unrealized gain (loss) on securities
      available for sale ...................................................      (119,143)                                (397,440)
    Dividends declared and accrued in other
      liabilities ..........................................................       932,716                                  970,609



    See notes to condensed consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of June 30, 2001 and September 30, 2000, the results of operations for the three and nine months ended June 30, 2001 and 2000 and cash flows for the nine months ended June 30, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       COMPREHENSIVE INCOME

For the three months ended June 30, 2001, the Company's total comprehensive income was $454,666 compared to $1.9 million for the three months ended June 30, 2000. Total comprehensive income for the three months ended June 30, 2001 was comprised of net income of $2.1 million and other comprehensive loss of $1.7 million, net of tax. Total comprehensive income for the three months ended June 30, 2000 was comprised of net income of $1.9 million and other comprehensive loss of $21,607, net of tax.

For the nine months ended June 30, 2001, the Company's total comprehensive income was $8.0 million compared to $5.4 million for the nine months ended June 30, 2000. Total comprehensive income for the nine months ended June 30, 2001 was comprised of net income of $6.8 million and other comprehensive income of $1.2 million, net of tax. Total comprehensive income for the nine months ended June 30, 2000 was comprised of net income of $5.8 million and other comprehensive loss of $397,440, net of tax.

3.        ALLOWANCE FOR LOAN LOSSES



Activity in the allowance for loan losses is summarized as follows:

                                                                  Nine Months Ended                          Year Ended
                                                                           June 30,                       September 30,
                                                                               2001                                2000
                                                                     --------------                      --------------
Balance, beginning of period                                             $4,082,265                          $2,483,625
Charge-offs                                                                 (75,594)                           (606,999)
Recoveries                                                                   42,406                             441,639
Provision for loss                                                          384,000                           1,764,000
Dispositions                                                               (231,842)                                 --
                                                                     --------------                      --------------
Balance, end of period                                                   $4,201,235                          $4,082,265
                                                                     ==============                      ==============

The disposition of allowance for loan losses relates to general valuation allowances allocated to $190.3 million in mortgages sold to Federal National Mortgage Association ("FNMA") during the quarter ended March 31, 2001. This allowance was included in the basis of the loans for determination of the basis to be recorded for the resulting mortgage-backed securities ("MBS"). See Note 4.

At June 30, 2001 and 2000, impaired loans totaled $2,812 and $478,062, respectively. Specifically allocated loan loss reserves related to these loans totaled $2,812 and $32,500, respectively. The average investment in impaired loans for the three months and nine months ended June 30, 2001 was $937 and $44,301, respectively. The average investment in impaired loans for the three months and nine months ended June 30, 2000 was $478,062 and $696,227, respectively.

There were no troubled debt restructurings at June 30, 2001 and 2000, or for the nine months then ended.

4.       MORTGAGE LOAN SECURITIZATION

During the quarter ended March 31, 2001, the Company sold $190.3 million in seasoned fixed-rate single- family loans to FNMA. The mortgages were aggregated into 14 pools and securitized with the resulting MBS being retained by the Company and classified as available for sale. Securitization of the loans provided more liquid instruments that could be sold when the market conditions were considered favorable. Sale of the MBS will reduce the long-term assets in the Company's portfolio, thus improving interest rate risk. The loans were sold with servicing retained by the Company.

Because the Company was retaining an interest in the loans by receiving the MBS, various items associated with the loans were combined with the principal balance of the loans to arrive at the Company's basis in the MBS. These items include deferred origination fees, mortgage servicing rights, and allowance for loan losses. Deferred loan origination fees associated with the sold loans totaled $2.3 million. The fair value of mortgage servicing rights was determined using the Company's model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors. Mortgage servicing rights were valued at $1.7 million. The general valuation allowance associated with these loans was $231,842. The Company pays a guarantee fee to FNMA as part of the securitization and servicing of the loans, thus transferring all credit risk to FNMA. The final resulting basis in the MBS recorded was $185.9 million. As of June 30, 2001, $140.0 million in MBS have been sold with a gain of $4.2 million.

5.       ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2001 consisted of one short term advance totaling $10.0 million and six long term advances totaling $158.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                               June 30, 2001                                      September 30, 2000
                            --------------------------------------------------     ------------------------------------------------
                                                    Range of          Weighted                            Range of         Weighted
                                                    interest           average                            interest          average
                                    Amount             rates     interest rate             Amount            rates    interest rate
                            -------------------------------- -----------------     --------------   --------------  ---------------
Due within one year            $10,000,000             4.08%             4.08%         $5,000,000            5.70%            5.70%

After one but within
five years                              --                --                --         10,000,000            6.65%            6.65%

After five but within
ten years                      158,000,000       4.77%-7.05%             5.86%        158,000,000      4.77%-7.05%            5.86%
                            --------------                                         --------------
                              $168,000,000                                           $173,000,000
                            ==============                                         ==============



6.       SHORT TERM BORROWINGS

Short term borrowings at June 30, 2001 consisted of $1.7 million in credit line borrowings from a financial institution at a rate of 6.01%.

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

8.       SHAREHOLDERS' EQUITY

In May 2000, the Company announced a plan to repurchase up to five percent of its common stock over a twelve month period. At completion of the plan, the Company had repurchased 294,200 shares, or 78.32% of the shares to be repurchased, at a weighted average price per share of $11.52.

Subsequent to June 30, 2001, the Company issued $15.0 million of floating rate Trust Preferred securities as a participant in a pooled offering. Of this amount, $10 million will be contributed as capital to the Association in order to facilitate the pending branch acquisition (see Note 11).

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


                                                              For the Three Months Ended
                                                              June  30,          June 30,
                                                                   2001              2000
                                                              ---------         ---------
Weighted average common shares outstanding - basic            6,629,275         6,773,138
                                                              ---------         ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares                                                      38,239                --
Stock options                                                    65,069                --
                                                              ---------         ---------
Total Dilutive Securities                                       103,308                --
                                                              ---------         ---------
 Weighted average common shares outstanding - with dilution   6,732,583         6,773,138
                                                              =========         =========


                                                              For the Nine  Months Ended
                                                              June  30,         June 30,
                                                                   2001             2000
                                                              ---------         ---------
Weighted average common shares outstanding - basic            6,616,551         6,855,374
                                                              ---------         ---------
Effect of Dilutive Securities on Number of Shares:
MRDP shares                                                      24,933                --
                                                              ---------         ---------
Total Dilutive Securities                                        24,933                --
                                                              ---------         ---------
Weighted average common shares outstanding-with dilution      6,641,484         6,855,374
 outstanding                                                  =========         =========

Options to purchase 1,036,258 and 916,258 shares of common stock were outstanding at June 30, 2001 and 2000, respectively. For the nine months ended June 30, 2001 and the three and nine months ended June 30, 2000, the effect of the options was not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares.

10.      REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 2001:


                                                                                               Categorized as "Well
                                                                                                Capitalized" Under
                                                                     For Capital                 Prompt Corrective
                                         Actual                Adequacy Purposes                 Action Provision
                                ---------------  --------  --------------------- --------- --------------------- ---------

                                         Amount     Ratio                 Amount     Ratio                Amount     Ratio
As of June 30, 2001:               ------------  ----------         ------------ ----------         ------------ ---------
 Total Capital:                    $107,361,266     20.7%            $41,548,560      8.0%           $51,935,700     10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                    103,250,296     19.9%                    N/A       N/A            31,161,420      6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                    103,250,296     10.4%             39,765,909      4.0%            49,707,386      5.0%
  (To Total Assets)
 Tangible Capital:                  103,250,296     10.4%             14,912,216      1.5%                   N/A       N/A
  (To Tangible Assets)

11.      BRANCH ACQUISITION

On May 29, 2001, the Company announced, subject to regulatory approval, its intent to purchase 13 branches from Washington Mutual. Twelve of the branches are from Western Bank, a division of Washington Mutual. These branches include a commercial bank mix of deposits and loans. The transaction also includes one branch of Washington Mutual which included deposits and no loans. The transaction is scheduled to close in September 2001. The transaction will be accounted for as a purchase under generally accepted accounting principles. The purchase includes assumption of approximately $416.2 million in deposit liabilities and purchase of $190.2 million of loans and the branch facilities. All current employees at the acquired branches will become employees of the Company. The acquired branches are primarily located in coastal Oregon communities with two branches in rural northeastern Oregon, extending the Association's market to 26 counties throughout the state. The Company received conditional approval from its primary regulator, the Office of Thrift Supervision, on August 1, 2001.

12.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This pronouncement replaces SFAS No. 125, issued in June 1996. SFAS No. 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations initiated after June 30, 2001. Management has completed an evaluation of the effects of this statement and does not believe that it will have a material effect on the Company's consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. This statement is effective for fiscal years beginning after December 15, 2001, however, early adoption is allowed for companies that have not issued first quarter financial statements. Management is currently evaluating the impact and the timing of implementation of SFAS No. 140.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain certain "forward-looking statements" concerning the future operations of Klamath First Bancorp, Inc. (the "Company") and its subsidiary Klamath First Federal Savings and Loan Association (the "Association"). Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward- looking statements" contained in this quarterly report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole which could affect the collectibility of loan balances, the ability to increase non-interest income through expansion of new lines of business, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, is the unitary savings and loan holding company for Klamath First Federal Savings and Loan Association (the "Association"). At June 30, 2001, the Company had total consolidated assets of $1.0 billion and consolidated shareholders' equity of $113.9 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

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

The Company has announced the acquisition of 13 branches from Washington Mutual. These branches are in Oregon locations which complement the existing branch network. The loans and deposits acquired with these branches will help move the Company towards a more bank-like profile, with a higher percentage of non-interest bearing deposits and commercial loans.

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

As part of the strategy to reduce interest rate risk, the Company securitized $190.3 million of single family loans through Federal National Mortgage Association ("FNMA") during the quarter ended March 31, 2001. The resulting mortgage-backed securities ("MBS") were retained by the Company and classified as available for sale. As of June 30, 2001, $140.0 million of the securities were sold with a gain of $4.2 million.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 36 office facilities, with the main office located in Klamath Falls, Oregon. A new branch was opened in Redmond, Oregon during the third quarter. The Company has also announced its agreement with retailer Wal-Mart to place branches in certain of the Wal-Mart locations in Oregon and Washington state. The first of these branches, in Pendleton, Oregon opened in June 2001 with another in Ontario, Oregon scheduled to be in operation before the fiscal year end. Two more in-store branches are scheduled to open in Washington state before December 31, 2001. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Market Risk and Asset/Liability Management

Because the majority of the Company's assets have historically been 15 to 30-year fixed rate mortgages which were funded by shorter term liabilities, the Company's interest rate risk sensitivity has been high. In order to reduce that sensitivity, the Company completed a loan securitization, as discussed above. The impact of this transaction can be seen in the following comparison of interest rate sensitivity at September 30, 2000 and June 30, 2001. Subsequent to June 30, 2001, additional MBS were sold, which should result in further reductions in interest rate sensitivity.

         PROJECTED CHANGES IN NET PORTFOLIO VALUE as of September 30, 2000

         Change in                          NPV               Sensitivity
         Interest Rates                     Ratio             Measure
                                                              (Basis points)
         -----------------------------      ----------        --------------
         200 basis point rise                   10.79%                 (352)
         100 basis point rise                   12.61%                 (170)
         Base Rate Scenario                     14.31%                   --
         100 basis point decline                15.20%                   89
         200 basis point decline                14.81%                   50

         PROJECTED CHANGES IN NET PORTFOLIO VALUE as of June 30, 2001

         Change in                          NPV               Sensitivity
         Interest Rates                     Ratio             Measure
                                                              (Basis points)
         -----------------------------      ----------        --------------
         200 basis point rise                    9.58%                 (177)
         100 basis point rise                   10.93%                  (41)
         Base Rate Scenario                     11.34%                   --
         100 basis point decline                11.85%                   50
         200 basis point decline                10.81%                  (54)


Changes in Financial Condition

At June 30, 2001, the consolidated assets of the Company totaled $1.0 billion, up slightly from $995.6 million at September 30, 2000.

Net loans receivable decreased by $210.3 million to $518.7 million at June 30, 2001, from $729.0 million at September 30, 2000. During the quarter ended March 30, 2001, the Company converted $190.3 million in fixed rate single family mortgages to MBS through a securitization transaction with FNMA. In addition, the Company has sold $18.8 million in single family mortgage loans to FNMA and other lenders during the nine months ended June 30, 2001, further reducing loans receivable.

Investment securities increased $20.6 million, or 17.58% from $117.4 million at September 30, 2000 to $138.0 million at June 30, 2001. This increase was primarily the result of purchase of investment securities available for sale.

During the nine months ended June 30, 2001, the Company securitized $190.3 million of loans, with the resulting retained MBS recorded as available for sale. Of these MBS, $140.0 million were sold during the period. In addition, $84.4 million of MBS were purchased and $33.4 million was received in principal repayments on MBS, resulting in an overall increase in the balance of MBS from $77.5 million at September 30, 2000 to $179.1 million at June 30, 2001.

Other assets increased by $2.5 million, or 159.19%, from $1.6 million at September 30, 2000 to $4.1 million at June 30, 2001. The increase is primarily due to the recording of $1.7 million in mortgage servicing rights related to the loans sold to FNMA during the period.

Deposit liabilities increased $15.2 million, or 2.19%, from $695.4 million at September 30, 2000 to $710.6 million at June 30, 2001. The increase reflects the Company's marketing efforts and the public's movement of funds to investments more secure than the volatile equity markets.

Advances from borrowers for taxes and insurance decreased $4.8 million from September 30, 2000 to June 30, 2001. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

The Company's total borrowings decreased $6.3 million from September 30, 2000 to June 30, 2001. Borrowings from the FHLB and borrowings on correspondent bank credit lines were reduced with proceeds from the sale of MBS.

Total shareholders' equity increased $5.2 million, or 4.76%, from $108.7 million at September 30, 2000 to $113.9 million at June 30, 2001. This increase was primarily the result of earnings of $6.8 million and a $1.3 million increase in the unrealized gains on securities available for sale, partially offset by $2.3 million reduction due to repurchase and retirement of shares and payment of $2.6 million in common stock dividends for the nine month period.

Results of Operations

         Comparison of Nine Months Ended June 30, 2001 and 2000

General. The FNMA loan securitization and sale of a portion of the MBS helped increase net earnings to $6.8 million for the nine months ended June 30, 2001 compared to $5.8 million for the same period of 2000.

Interest Income. Interest income decreased by $2.4 million as the result of a $46.8 million decrease in average interest earning assets. Yield on assets remained consistent from June 30, 2000 to June 30, 2001. Interest income on loans receivable decreased $6.1 million, or 14.27%, from $42.9 million for the nine months ended June 30, 2000 to $36.8 million for the same period of 2001. This decrease was a result of the $122.0 million decrease in average loans receivable due to the loan securitization in February 2001. Since these loans were converted to MBS, a corresponding $4.1 million increase in interest income on MBS is noted for the period. Investments matured and funds were reinvested in federal funds and were also used to reduce borrowings. The average yield on interest earning assets increased 2 basis points to 7.22% for the nine months ended June 30, 2001 compared to 7.20% for the same period ended June 30, 2000. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) decreased from 2.54% to 2.29% and interest rate margin (net interest income divided by average interest earning assets) decreased from 3.17% to 3.00% comparing the nine month periods.

Interest Expense. Total interest expense remained consistent comparing the nine months ended June 30, 2001 to the same period in 2000. While the average balance of deposits decreased by $10.7 million, the average rate paid on deposits increased by 37 basis points resulting in a $1.4 million increase in interest expense on deposit liabilities. The average balance of borrowings decreased $39.0 million from $214.2 million for the nine months ended June 30, 2000 to $175.2 million for the same period ended June 30, 2001. However, the rate paid on borrowings increased by 15 basis points from 5.82% for the nine months ended June 30, 2000 to 5.97% for the same period in 2001.

Provision for Loan Losses. The provision for loan losses was $384,000 and there were $75,594 of charge offs and $42,406 of recoveries during the nine months ended June 30, 2001 compared to a $536,000 provision with $389,267 of charge offs and $347,424 of recoveries during the nine months ended June 30, 2000. During the quarter ended March 31, 2001, the allowance for loan losses associated with the mortgage loans sold to FNMA, totaling $231,842, was transferred from the allowance accounts as a disposition. The balance of non-performing loans has decreased during the current fiscal year as the Company has foreclosed on properties and sold them. The Company is not anticipating any material loss on the remaining non-performing loans at this time.

Non-Interest Income. Non-interest income increased $5.0 million, or 167.87%, to $8.0 million for the nine months ended June 30, 2001 from $3.0 million for the nine months ended June 30, 2000. The most significant factor in this increase was the sale of MBS resulting from the loan securitization at a gain of $4.2 million. However, even ignoring the effect of the gain on sale, non-interest income increased $841,881, or 28.18%, over the same period last year. Fees and service charges continued to improve, increasing by 28.88% over the same period last year due to an increase in deposit accounts subject to service charges and increased loan servicing income. Income from sale of mortgage loans and retail investment activities can be seen in the 44.32% increase in other non-interest income from $530,112 for the nine months ended June 30, 2000 to $765,073 for the nine months ended June 30, 2001.

Non-Interest Expense. Non-interest expense increased $1.8 million, or 10.28%, to $18.9 million for the nine months ended June 30, 2001, from $17.1 million for the comparable period in 2000. Compensation, employee benefits, and related expense increased $965,846, or 11.38% from $8.5 million for the nine months ended June 30, 2000 to $9.5 million for the same period in 2001. The increase primarily relates to modest salary increases and the addition of employees as new corporate initiatives were enacted. The ratio of non-interest expense to average total assets was 2.51% and 2.17% for the nine months ended June 30, 2001 and 2000, respectively.

Income Taxes. The provision for income taxes increased $174,440 for the nine months ended June 30, 2001 compared with the prior year. The effective tax rate was 35.20% for the nine months ended June 30, 2001 compared to 37.48% for the same period of 2000. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities and $270,000 in tax refunds received during this fiscal year related to amended tax returns for a prior year.

         Comparison of Three Months Ended June 30, 2001 and 2000

General. Basic earnings per share increased from $0.28 for the quarter ended June 30, 2000 to $0.32 for the same period of 2001. Net income increased $189,174, or 9.82%, from $1.9 million for the three months ended June 30, 2000 to $2.1 million for the three months ended June 30, 2001. This increase was the combined result of a $1.7 million gain on sale of MBS and a $482,375 increase in other non-interest income offset by a decrease in net interest income and an increase in non-interest expense.

Interest Income. The Company recorded interest income of $16.8 million in the third quarter ended June 30, 2001, a decrease of 7.97% from $18.2 million for the same period last year. Average interest earning assets decreased by $46.1 million and yield decreased from 7.24% for the quarter ended June 30, 2000 to 6.98% for the same period of 2001. Yields increased on both loans and MBS, comparing the quarter ended June 30, 2001 to the same period last year.

Interest Expense. Total interest expense decreased from $10.4 million for the quarter ended June 30, 2000 to $9.9 million for the same period of 2001. Average deposits increased by $6.2 million comparing the three months ended June 30, 2000 to 2001, while the average interest paid on interest-bearing deposits increased 22 basis points from 4.34% for the three months ended June 30, 2000 to 4.56% for the same period ended June 30, 2001. These factors resulted in an increase of $391,342, or 5.59%, in interest on deposit liabilities, comparing the quarter ended June 30, 2000 to 2001. The average balance of borrowings decreased $52.2 million, from $222.0 million for the three months ended June 30, 2000 to $169.8 million for the same period ended June 30, 2001, resulting in a decrease in interest on borrowings of $880,027 for the three months ended June 30, 2001 compared with the same period ended June 30, 2000. The rate paid on borrowings decreased by 24 basis points from 6.10% for the quarter ended June 30, 2000 to 5.86% for the same period in 2001.

Provision for Loan Losses. The provision for loan losses was $3,000 and there were $28,347 of charge offs, and $7,540 of recoveries during the three months ended June 30, 2001 compared to a $228,000 provision with $238,300 of charge offs and $755 of recoveries during the three months ended June 30, 2000. As noted above, the $231,842 of the allowance for loan losses was transferred out as part of the basis of loans sold to FNMA and securitized during the second quarter ended March 31, 2001. The Company's analysis of the allowance for loan losses shows the reserves to be adequate without significant additional provision at this time.

Non-Interest Income. Non-interest income increased $2.2 million, or 208.92%, to $3.2 million for the three months ended June 30, 2001 from $1.0 million for the three months ended June 30, 2000. Again, the $1.7 million gain on sale of MBS is the primary cause of the increase. However, income from fees and service charges continues to show growth, increasing by 48.80% from $812,006 for the quarter ended June 30, 2000 to $1.2 million for the current quarter.

Non-Interest Expense. Non-interest expense increased $1.2 million, or 21.26%, to $6.9 million for the three months ended June 30, 2001, from $5.7 million in the comparable period in 2000. The most significant increases were noted in compensation, employee benefits and related expense, and other expense. Compensation expense increased due to annual salary increases and the addition of staff at three new branches, Central Point in August 2000, Redmond in May 2001, and the Pendleton Wal Mart branch in June 2001. There have also been additions of management personnel to help implement the Company's strategic initiatives. Other expense increased due to increases in general operating expenses and approximately $34,000 in one-time expenses for consulting and executive search fees. The ratio of non-interest expense to average total assets was 2.73% and 2.16% for the three months ended June 30, 2001 and 2000, respectively.

Income Taxes. The provision for income taxes increased $41,766 for the three months ended June 30, 2001 compared with the prior year. The effective tax rate was 33.91% for the quarter ended June 30, 2001 compared to 35.14% for the same period of 2000. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

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

Item 6.  Exhibits and Reports on Form 8-K

         a)  Not applicable.

         b) During the quarter ended June 30, 2001 the Company filed the following Current Reports on Form 8-K:
                Form 8-K dated April 25, 2001 describing the Company's corporate vision
                Form 8-K dated May 31, 2001 announcing the Company's  intent  to purchase 13 branches from Washington Mutual.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    KLAMATH FIRST BANCORP, INC.

Date:    August 14, 2001                             By:   /s/ Kermit K. Houser
                                                -------------------------------
                                                Kermit K. Houser, President and
                                                        Chief Executive Officer


Date:    August 14, 2001                       By:   /s/ Marshall Jay Alexander
                                                -------------------------------
                               Marshall Jay Alexander, Executive Vice President
                                                    and Chief Financial Officer