Form 10-K
period 2001-09-30
KLAMATH FIRST BANCORP INC
filed 2001-12-28
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended September 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                         Commission File Number: 0-26556

                          KLAMATH FIRST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     Oregon                                      93-1180440
---------------------------------------------------         -------------------
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                                I.D. Number)

540 Main Street, Klamath Falls, Oregon                             97601
---------------------------------------------------         -------------------
 (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:           (541) 882-3444
---------------------------------------------------         -------------------

Securities registered pursuant to
  Section 12 (b) of the Act:                                       None
---------------------------------                           -------------------

Securities registered pursuant to
  Section 12 (g) of the Act:             Common Stock, par value $.01 per share
---------------------------------        --------------------------------------
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
YES   X      NO
    -------     -------

Indicate by check mark whether disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
YES          NO    X
    -------     -------

As of November 30, 2001, there were issued and outstanding 6,848,667 shares of the Registrant's common stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on November 30, 2001 of $13.19, was $72,463,051.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 2001 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 2002 Annual Meeting of Shareholders (Part III).

                                                      PART I
Item 1.  Business

General

Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 2001, the Company had total assets of $1.5 billion, total deposits of $1.2 billion and shareholders' equity of $114.1 million. All references to the Company herein include the Association where applicable.

The Association was organized in 1934. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Association also is a member of the Federal Home Loan Bank ("FHLB") System through the FHLB of Seattle.

In July 1997, the Association acquired 25 former First Interstate Bank branches from Wells Fargo Bank, N.A. The branches are located in rural communities throughout Oregon, expanding and complementing the then existing network of the Association's branches. The acquisition was accounted for as a purchase and resulted in the addition of approximately $241.3 million in deposits on the acquisition date of July 18, 1997.

In September 2001, the Association acquired 13 branches from Washington Mutual Bank ("WAMU"), 11 of which are located on the northern and southern Oregon coast and two of which are located in northeastern Oregon. These locations enhance the Association's geographic coverage on the coast and in northeastern Oregon. The acquisition was accounted for as a purchase and resulted in the addition of approximately $179.3 million in loans, assumption of $423.5 million in deposits, and addition of 124 experienced branch personnel on the acquisition date of September 7, 2001. As part of the purchase, the Company also recorded $15.0 million of core deposit intangible and $24.1 million of other intangible assets. See Note 2 of the Notes to Consolidated Financial Statements contained in the Annual Report and the Form 8-K/A filed on November 21, 2001.

The Association is a progressive, community-oriented financial institution that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area, as well as commercial real estate and multi-family residential loans, loans to consumers, and loans for commercial purposes. At September 30, 2001, permanent residential one- to four-family real estate loans totaled $421.5 million, or 60.12% of total loans. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and non-mortgage consumer loans. Significant progress was made toward increasing the commercial and consumer loans in the portfolio with the purchase of the branches from WAMU. These newer loan products generally carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 2001, the Association's total loan portfolio consisted of 70.57% fixed rate and 29.43% adjustable rate loans, after deducting loans in process and non-performing loans.

Announcement of Stock Repurchase

In September 2001, the Company announced its intention to repurchase 5% of its outstanding common stock, or approximately 340,800 shares, to be accomplished through the open market over a twelve month period. As of November 30, 2001, the Company had repurchased 217,000 shares, or 63.67% of the planned shares, at a weighted average price of $13.18.

Market Area

As a result of the branch acquisition in 2001, the Association's market area expanded to include 53 locations in 26 of Oregon's 36 counties. In addition to the 13 branches acquired from WAMU, new in-store branches have been opened in Pendleton and Ontario, Oregon and Kennewick and Richland, Washington. During 2001, a new branch was also completed in Redmond, Oregon, providing more complete service to that community than the previously operated loan center. The Association's primary market area, which encompasses the State of Oregon and some adjacent areas of California, Idaho, and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid population growth. The population growth in the market area, particularly in Southern Oregon, has been supported in large part by the agreeable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, health care and other services, and other sectors. Tourism is a significant industry in many regions of the market area including Central Oregon and the Oregon coast.

Yields Earned and Rates Paid

The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                                      At                        Year Ended
                                                                           -------------              --------------------------
                                                                           September 30,                 September 30,
                                                                                    2001               2001      2000       1999
                                                                                   -----              -----     -----      -----

Weighted average yield:
   Loans receivable................................................                7.92%               7.86%     7.64%      7.80%
   Mortgage-backed and related securities..........................                5.74                6.02      5.86       5.50
   Investment securities...........................................                5.58                5.64      6.00       5.88
   Federal funds sold..............................................                3.27                4.13      5.59       4.93
   Interest-earning deposits.......................................                2.81                4.06      5.63       4.75
   FHLB stock......................................................                7.00                6.75      6.69       7.50

Combined weighted average yield on
 interest-bearing assets...........................................                6.71                6.99      7.22       7.25
                                                                                   -----              -----     -----      -----
Weighted average rate paid on:
   Tax and insurance reserve.......................................                1.29                3.85      2.02       2.07
   Passbook and statement savings..................................                2.05                2.26      1.78       2.15
   Interest-bearing checking. . . . . . . . . . . .................                1.37                1.08      1.12       1.23
   Money market  . . . ............................................                3.21                3.85      4.17       3.87
   Certificates of deposit.........................................                5.32                5.76      5.40       5.38
   FHLB advances/Short term borrowings.............................                5.73                5.95      5.90       5.26

Combined weighted average rate on
 interest-bearing liabilities......................................                4.44                4.81      4.72       4.52
                                                                                   -----              -----     -----      -----
Interest rate spread...............................................                2.27%               2.18%     2.50%      2.73%
                                                                                   =====              =====     =====      =====

Average Balances, Net Interest Income and Yields Earned and Rates Paid

Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" on page 16 of the 2001 Annual Report to Shareholders ("Annual Report")included as Exhibit 13 to this Form 10- K, which section is incorporated herein by reference.

Interest Sensitivity Gap Analysis

Reference is made to the section entitled "Interest Sensitivity Gap Analysis" on page 13 of the Annual Report, which section is incorporated herein by reference.

Rate/Volume Analysis

Reference is made to the section entitled "Rate/Volume Analysis" on page 17 of the Annual Report, which section is incorporated herein by reference.

Lending Activities

General. As a federally chartered savings and loan association, the Association has authority to originate and purchase loans secured by real estate located throughout the United States. Notwithstanding this nationwide lending authority, over 65% of the mortgage loans in the Association's portfolio are secured by properties located in Klamath, Jackson and Deschutes counties in Southern and Central Oregon. With the expanded market area provided by the branch acquisitions in 1997 and 2001, the Association's mortgage lending has diversified throughout the state of Oregon. It is management's intention, subject to market conditions, that the Association will continue to originate long-term mortgage loans for the purchase, construction or refinance of one- to four-family residential real estate to meet the needs of customers in our market area. However, to enhance interest income and reduce interest rate risk, the Association is placing increased emphasis on the origination or purchase of adjustable rate loans secured by one- to four- family residential, multi-family residential and commercial real estate, the majority of which are located outside Klamath, Jackson, and Deschutes counties. Subject to market conditions, the Association sells loans to Fannie Mae (formerly the Federal National Mortgage Association) and other agents.

Permanent residential one- to four-family mortgage loans amounted to $421.5 million, or 60.12%, of the Association's total loan portfolio before net items, at September 30, 2001. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $152.2 million, or 21.71%, of the total loan portfolio, before net items, at September 30, 2001. Approximately 18.17%, or $127.4 million, of the Association's total loan portfolio, before net items, as of September 30, 2001, consisted of non-real estate loans. Commercial real estate and non-real estate loans increased significantly as a result of the WAMU branch acquisition. The acquisition included $179.3 million in loans of which $118.8 million were commercial real estate and commercial business loans and $50.7 million were consumer loans.

Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $17.8 million at September 30, 2001. At September 30, 2001, the Association had 52 borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $5.4 million and consisted of seven loans, five of which were secured by commercial and single family real estate and two of which are unsecured.

The Association has emphasized the origination or purchase of adjustable rate loans in order to increase the interest rate sensitivity of its loan portfolio. The Association has been successful in expanding the production of adjustable rate consumer loans and has purchased adjustable rate single family, multi-family residential and non- residential real estate loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS -- Market Risk and Asset/Liability Management" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 2001, $203.7 million, or 29.43%, of loans in the Association's total loan portfolio, after loans in process and non-performing loans, consisted of adjustable rate loans. At September 30, 2000, $78.6 million, or 10.62%, of the Association's loans carried adjustable rates. The dramatic increase in adjustable rate loans is primarily attributable to the portfolio of loans acquired with the WAMU branches.

Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                                         At September 30,
                              ---------------------------------------------------------------------------------------------------
                                    2001                 2000                 1999                 1998                1997
                              ---------------       ---------------      ---------------      ---------------     ---------------
                               Amount Percent        Amount Percent       Amount Percent       Amount Percent      Amount Percent
                              ------- -------       ------- -------      ------- -------      ------- -------     ------- -------
                                                                      (Dollars in thousands)


Real estate loans:
  Permanent residential
    one- to four-family      $421,499   60.12%     $639,165  85.12%    $647,130   83.56%      $577,471  81.95%   $498,595  86.47%
  Multi-family residential     23,257    3.32        19,015   2.53       18,412    2.38         19,230   2.73      16,881   2.93
  Construction                 21,674    3.09        25,289   3.37       53,219    6.87         64,289   9.12      30,487   5.29
  Agricultural                  4,218    0.60            --     --           --      --             --     --          --     --
  Commercial                   99,318   14.17        42,277   5.63       37,079    4.79         29,457   4.18      22,639   3.93
  Land                          3,697    0.53         3,394   0.45        2,064    0.27          2,185   0.31       1,586   0.27
                              ------- -------       ------- ------      ------- -------        ------- ------     ------- ------
Total real estate loans       573,663   81.83       729,140  97.10      757,904   97.87        692,632  98.29     570,188  98.89
                              ------- -------       ------- ------      ------- -------        ------- ------     ------- ------
Non-real estate loans:
  Savings accounts              2,091    0.30         1,957   0.26        1,800    0.23          1,991   0.28       1,711   0.30
  Home improvement and         50,464    7.20         8,338   1.11        6,726    0.87          5,750   0.82       3,486   0.60
    home equity loans
  Other consumer               18,697    2.67         6,888   0.92        4,568    0.59          2,287   0.32       1,148   0.20
  Commercial                   56,098    8.00         4,586   0.61        3,443    0.44          2,043   0.29          42   0.01
                              ------- -------       ------- ------      ------- -------        ------- ------     ------- ------
Total non-real estate loans   127,350   18.17        21,769   2.90       16,537    2.13         12,071   1.71       6,387   1.11
                              ------- -------       ------- ------      ------- -------        ------- ------     ------- ------
 Total loans                  701,013  100.00%      750,909 100.00%     774,441  100.00%       704,703 100.00%    576,575 100.00%
                                      =======               ======              =======                ======             ======
Less:
Undisbursed portion of loans    8,473                10,350              24,176                 26,987             17,096
Deferred loan fees              4,599                 7,440               7,988                  7,620              6,358
Allowance for loan losses       7,951                 4,082               2,484                  1,950              1,296
                              -------               -------             -------                -------            -------
Net loans                    $679,990              $729,037            $739,793               $668,146           $551,825
                              =======               =======             =======                =======            =======

The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.

                                                      At September 30,
                                     --------------------------------------------------
                                                   2001                     2000
                                     -----------------------  -------------------------
                                       Amount        Percent        Amount      Percent
                                      -------        -------       -------      -------
                                                    (Dollars in thousands)

                                     --------        -------      --------      -------
Fixed rate . . . . .                 $488,559         70.57%      $661,160       89.38%
Adjustable-rate...                    203,719         29.43         78,598       10.62
                                     --------        -------      --------      -------
     Total........                   $692,278        100.00%      $739,758      100.00%
                                     ========        =======      ========      =======

Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association has been the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 2001, $421.5 million, or 60.12%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, down from $639.2 million at September 30, 2000. The decrease in one- to four-family mortgages resulted primarily from the sale and securitization of $190.3 million of such loans in February 2001. At September 30, 2001, the average balance of the Association's permanent residential one- to four-family mortgage loans was $77,957.

The Association presently originates both fixed-rate mortgage loans and adjustable rate mortgages ("ARMs") secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 2001, $386.4 million, or 55.82%, of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $37.5 million, or 5.42%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. In order to improve interest rate risk, the Association sells the majority of its conforming fixed rate one- to four-family mortgage production.

The Association qualifies the ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 2001, the Association charged origination fees ranging from 1.00% to 1.75% on its ARM loans.

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

Historically, the Association has not originated significant amounts of mortgage loans on second residences. However, with the branch offices in Bend and
Redmond, located near popular ski areas and other outdoor activities, and the concentration of branches along the Oregon coast, also located in an increasingly popular resort and vacation area, the Association believes that there is an opportunity to engage in such lending within the parameters of its current underwriting policies. At September 30, 2001, $4.3 million, or 0.62%, of the Association's loan portfolio consisted of loans on second homes.

Commercial and Multi-Family Real Estate Loans. The Association has historically engaged in a limited amount of multi-family and commercial real estate lending. The Association purchases participations in loans secured by multi-family and commercial real estate in order to increase the balance of adjustable rate loans in the portfolio. See "-- Loan Originations, Purchases, and Sales." At September 30, 2001, $23.3 million, or 3.32%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing multi-family residential real estate and $99.3 million, or 14.17%, of the Association's total loan portfolio, before net items, consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans primarily include loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. All of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $272,390 at September 30, 2001, the largest of which was a $4.7 million commercial real estate loan secured by a grocery store. This loan has performed in accordance with its terms since origination. Originations of commercial real estate and multi-family residential real estate amounted to 16.46%, 11.09%, and 5.74% of the Association's total loan originations in the fiscal years ended September 30, 2001, 2000, and 1999, respectively. As part of the WAMU acquisition in September 2001, the Association purchased $9.1 million in multi-family residential loans and $54.6 million in commercial real estate loans. During the year ended September 30, 2000 the Association purchased $507,600 in commercial real estate participations.

The Association's commercial and multi-family loans generally have terms which range up to 25 years and loan-to-value ratios of up to 75%. The Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 2001, $100.1 million, or 14.46%, after loans in process and non-performing loans, of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

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

Construction Loans. The Association makes all-in-one construction loans (construction loans that convert to permanent financing) to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans") and for construction of commercial properties. Permanent construction loans generally begin to amortize as permanent residential one- to four-family mortgage loans within one year of origination unless extended. Speculative loans are scheduled to pay off in 12 to 18 months. At September 30, 2001, construction loans amounted to $21.7 million (including $7.6 million of speculative loans), or 3.09%, of the Association's total loan portfolio before net items. The Company purchased $1.7 million in commercial construction loans from WAMU as part of the branch purchase. Much of the Association's speculative construction lending had been in the Portland, Oregon market. There was a softening of the market due to rising interest rates and oversupply in that market early in fiscal year 2000. As a result, construction loan volumes decreased significantly during the years ended September 30, 2001 and 2000. Permanent construction loans have rates and terms which generally match the non-construction loans then offered by the Association, except that during the construction phase, the borrower pays only interest on the loan. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project through physical inspections. Permanent construction loans are underwritten pursuant to the same general guidelines used for originating permanent one- to four-family loans. Permanent construction lending is generally limited to the Association's primary market area.

Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and, in the case of speculative loans, the need to obtain a purchaser. The Association has sought to minimize the risks associated with permanent construction lending by limiting construction loans to qualified owner-occupied borrowers with construction performed by qualified state licensed builders located primarily in the Association's market area. The Association also originates construction loans in the Portland, Oregon metropolitan area through mortgage brokers. These loans are underwritten using the same standards as loans from the branch locations.

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

Land Loans. The Association makes loans to individuals for the purpose of acquiring land upon which to build their permanent residence. These loans generally have 20 year amortization periods, with a balloon payment due in five years, and maximum loan-to-value ratios of 80%. As of September 30, 2001, $3.7 million, or 0.53%, of the Association's total loan portfolio consisted of land loans.

Commercial Business Lending. With the purchase of the branches from WAMU, commercial business loans increased significantly. The Association's commercial business lending activities focuses primarily on small to medium size businesses owned by individuals well known to the Association and who reside in the Association's primary market area. At September 30, 2001, commercial business loans amounted to $56.1 million, or 8.00% of the total loan portfolio and 44.05% of total non-real estate loans. Included in these loans are $11.9 million of agricultural loans. See "-- Agricultural Lending."

Commercial business loans may be unsecured loans, but generally are secured by various types of business collateral other than real estate (such as, inventory, equipment, etc.). In many instances, however, such loans are often also secured by junior liens on real estate. Lines of credit are generally renewable and made for a one-year term and are generally variable rate indexed to the prime rate. Term loans are generally originated with three to five year maturities, with a maximum of seven years, on a fully amortizing basis. As with commercial real estate loans, the Association generally requires annual financial statements from its commercial business borrowers and, if the borrower is a corporation, personal guarantees from the principals.

Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan primarily depends on the creditworthiness of the borrower (and any guarantors), while liquidation of collateral is a secondary and sometimes insufficient source of repayment.

As part of its commercial business lending activities, the Association issues standby letters of credit or performance bonds as an accommodation to its borrowers.

Agricultural Lending. Historically, the Association has not offered loans on agricultural properties or for agricultural production, even though agriculture is a major industry in the Association's market area. As part of the WAMU branch acquisition, the Company purchased $4.2 million of agricultural real estate loans and $11.9 million of agricultural production loans. At September 30, 2001, agricultural loans amounted to $16.1 million, or 2.33%, of the total loan portfolio; $4.2 million of these loans were secured by real estate.

In underwriting agricultural operating loans, the Association considers the cash flow of the borrower based upon the expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of livestock or cash crops produced by the farm, such as grains, corn, and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Association may also collateralize an operating loan with the equipment, breeding stock, real estate, and federal agricultural program payments to the borrower.

Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Association's market area, to service the needs of the Association's existing customers.

Among the greater and more common risks to agricultural lending can be weather conditions and disease. These risks can be mitigated through multi-peril crop insurance. During the last fiscal year, water reservoir supplies in the Association's market area have been down 30% to 70% compared to historical averages. The lack of water has the potential to decrease yields and increase energy costs for the Association's borrowers. However, very few of the Association's agricultural loans are secured by real estate or operations in the Klamath Basin, which was affected by curtailment of irrigation water during the summer of 2001, and those being financed have liquid secondary sources of repayment. Commodity prices also present a risk which may be reduced by the use of set price contracts.

Federal savings and loan associations are authorized to make loans secured by business or agricultural real estate in amounts up to 400% of capital and to make additional loans to businesses and farms (which may, but need not be secured by real estate) in amounts up to 20% of assets provided that all loans in excess of the 10% of assets must be made to small businesses and farms that qualify as small businesses. Effective January 1, 2002 the OTS increased the dollar amount limit in the definition of small business loans from $1 million to $2 million and farm loans from $500,000 to $2 million. As of September 30, 2001, the Association is well within the regulatory limits for such business loans.

Consumer and Other Lending. The Association originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At September 30, 2001, the Association's consumer loans totaled approximately $71.3 million, or 10.17%, of the Association's total loans. A total of $50.6 million in consumer loans were added to the portfolio as part of the WAMU branch acquisition. The Association's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, and deposit account loans.

In recent periods, the Association has emphasized the origination of consumer loans due to their shorter terms and higher yields than residential mortgage loans. The Association anticipates that it will continue to be an active originator of these loans. Factors that may affect the ability of the Association to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy.

The Association offers open-ended "preferred" lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured lines of credit have an interest rate that is one to two percentage points above the prime lending rate while the rate on unsecured lines is two to three percentage points above this prime lending rate. In both cases, the rate adjusts monthly. The Association requires repayment of at least 2% of the unpaid principal balance monthly. At September 30, 2001, $4.5 million was outstanding on approved lines of credit.

The Association offers home equity and home improvement loans that are made on the security of primary residences. Loans normally have terms of up to 15 years requiring monthly payments of principal and interest. At September 30, 2001, home equity loans and home improvement loans amounted to $50.5 million, or 70.82% of consumer loans, and 7.20% of total loans.

At September 30, 2001, the Association's automobile loan portfolio amounted to $9.5 million, or 13.37%, of consumer loans and 1.36% of total loans at such date. The maximum term for the Association's automobile loans is 72 months with the amount financed based upon a percent of purchase price. The Association generally requires all borrowers to maintain the automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Association listed as loss payee.

At September 30, 2001, unsecured consumer loans amounted to $848,816, or less than 1%, of total loans. These loans are made for a maximum of 36 months or less with fixed rates of interest and are offered primarily to existing customers of the Association.

Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At September 30, 2001, the Association had no consumer loans accounted for on a nonaccrual basis.

Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2001 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                      After One Year
                           Within One Year        Through 5 Years        After 5 Years            Total
                           ---------------        ---------------        -------------        ---------
                                                    (In thousands)

Permanent residential
   one- to four-family:
                                 ---------               --------             --------         --------
  Adjustable rate..........        $22,500               $ 15,045             $     --         $ 37,545
  Fixed rate...............          1,762                  2,715              381,929          386,406
Other mortgage loans:
  Adjustable rate..........         30,039                 68,442                1,640          100,121
  Fixed rate...............          3,902                 11,581               25,993           41,476
Non-real estate loans:
   Adjustable rate.........         55,383                 10,649                   21           66,053
   Fixed rate..............          4,934                 19,099               36,644           60,677
                                 ---------               --------             --------         --------
    Total loans............       $118,520               $127,531             $446,227         $692,278
                                 =========               ========             ========         ========

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

The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 2001, which have fixed interest rates and have adjustable rates, was $478.0 million and $95.8 million, respectively.

Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 45 days from commitment. The Association had outstanding loan commitments of approximately $20.8 million at September 30, 2001 consisting of $5.8 million of variable rate loans and $15.0 million of fixed rate loans. See Note 14 of Notes to the Consolidated Financial Statements contained in the Annual Report.

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

Loan Originations, Purchases and Sales. The Association has originated a majority of the loans in its portfolio. During the year ended September 30, 2001, the Association originated $136.5 million in total loans, compared to $97.2 million in the same period of 2000. The higher level of loan originations was attributable to decreasing interest rates and the expansion of the branch network. The Association has a program to sell loans to Fannie Mae and other lenders. Through this program, $30.7 million in fixed rate loans were sold during the year ended September 30, 2001, all of which were one- to four-family mortgages. Servicing was retained on the loans sold to Fannie Mae and was released on loans sold to other brokers. Also during the year ended September 30, 2001, the Company securitized $190.3 million of fixed rate single family mortgages through Fannie Mae. Servicing was retained on these loans.

As noted previously, the Association purchased $179.3 million in loans from WAMU as part of the branch acquisition. The Association has also purchased permanent residential one- to four-family mortgage loans on detached residences from various localities throughout the Western United States, primarily Oregon, Washington, and California. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association. At September 30, 2001, the balance of such loans was $7.3 million.

The Association also purchases multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 2001, the balance of such purchased loans was $13.1 million. These loans were underwritten on the same basis as similar loans originated by the Association.

The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                                          Year Ended September 30,
                                                   -------------------------------------
                                                      2001          2000         1999
                                                   ---------     ---------     ---------
                                                                 (In thousands)

Total net loans at beginning of period......        $729,037      $739,793      $668,146
                                                   ---------     ---------     ---------
Loans originated and purchased:
 Real estate loans originated (1)...........          93,907        81,671       209,723
 Real estate loans purchased................          83,192           508        15,500
 Non-real estate loans originated...........          42,586        15,575        14,471
 Non-real estate loans purchased............          99,720            --            --
                                                   ---------     ---------     ---------
   Total loans originated...................         319,405        97,754       239,694
                                                   ---------     ---------     ---------
Loan reductions:
 Principal paydowns.........................        (145,544)      (98,853)     (159,161)
 Loans sold.................................         (30,709)       (6,315)       (5,584)
 Loans securitized..........................        (190,300)           --            --
 Other reductions (2).......................          (1,899)       (3,342)       (3,302
                                                   ---------     ---------     ---------)
    Total loan reductions...................        (368,452)     (108,510)     (168,047)
                                                   ---------     ---------     ---------
Total net loans at end of period............        $679,990      $729,037      $739,793
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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 2001, the Association had $4.6 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2001, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                          Permanent residential
                              1-4 family             Construction          Non-Real Estate             Total
                           -------------------    -------------------    -------------------    -------------------
                           Amount   Percentage    Amount   Percentage    Amount   Percentage    Amount   Percentage
                           ------   ----------    ------   ----------    ------   ----------    ------   ----------

                                                               (Dollars in thousands)

Loans delinquent
 for 90 days and more.....   $270        0.04%      $ --          --%       $--          --%      $270        0.04%


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

Nonaccrual, Past Due and Restructured Loans. The Association's non-performing assets consist of nonaccrual loans, accruing loans greater than 90 days delinquent, real estate owned and other repossessed assets. All loans are reviewed on a regular basis and are placed on a nonaccrual status when, in the opinion of management, the collection of additional interest is deemed insufficient to warrant further accrual. Generally, the Association places all loans more than 90 days past due on nonaccrual status. Uncollectible interest on loans is charged-off or an allowance for losses is established by a charge to earnings equal to all interest previously accrued and interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal in which case the loan is returned to accrual status.

Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of Notes to the Consolidated Financial Statements contained in the Annual Report. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed as incurred. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value. From time to time, the Association also acquires personal property which is classified as other repossessed assets and is carried on the books at estimated fair market value and disposed of as soon as commercially reasonable.

As of September 30, 2001, the Association's total nonaccrual loans amounted to $270,000, or 0.04% of total loans, before net items, compared with $810,000, or 0.21% of total loans, before net items, at September 30, 2000. Nonaccrual loans at September 30, 2000 consisted primarily of 12 loans on one- to four-family residences. Most of these loans were subsequently obtained through foreclosure and sold, thus reducing the balance of nonaccrual loans.

At September 30, 2001, the Association had no restructured loans.

Real estate owned decreased from the prior year primarily as a result of the sale of real estate properties during the year ended September 30, 2001.

The following table sets forth the amounts and categories of the Association's non-performing assets at the dates indicated. The Association had no material troubled debt restructurings as defined by SFAS No. 15 at any of the dates indicated.

                                                                 At September 30,
                                                2001       2000        1999         1998         1997
                                              ------     ------      ------       ------       ------
                                                              (Dollars in thousands)

Non-accruing loans:
    One- to four-family real estate ......      $270       $715        $915         $513         $245
    Commercial real estate................        --         --       2,400           --           --
    Consumer..............................        --         95          --           11            9
Accruing loans greater than 90
  days delinquent.........................        --         --          --           --           --
                                              ------     ------      ------       ------       ------
    Total non-performing loans............       270        810       3,315          524          254
                                              ------     ------      ------       ------       ------
Real estate owned.........................       446        788       1,495           --           --
Other repossessed assets..................        --         --          --           --           --
                                              ------     ------      ------       ------       ------
    Total repossessed assets..............       446        788       1,495           --           --
                                              ------     ------      ------       ------       ------
    Total non-performing assets...........     $ 716     $1,598      $4,810         $524         $254
                                              ======     ======      ======       ======       ======
Total non-performing assets as a
  percentage of total assets..............      0.05%      0.16%       0.46%        0.05%        0.03%
                                              ======     ======      ======       ======       ======
Total non-performing loans as a
  percentage of total loans,
  before net items........................      0.10%      0.21%       0.62%        0.07%        0.04%
                                              ======     ======      ======       ======       ======
Allowance for loan losses as a
  percentage of total non-performing
  assets..................................   1110.47%    255.44%      51.64%      372.14%      510.38%
                                             =======     ======      ======       ======       ======
Allowance for loan losses as a percentage
  of total non-performing loans...........   2944.81%    503.95%      74.93%      372.14%      510.38%
                                             =======     ======      ======       ======       ======

The allowance for loan losses as a percentage of both total non-performing assets and total non-performing loans has increased significantly at September 30, 2001. These increases are a direct result of allowance recorded related to the loans purchased from WAMU. Because the majority of the loans purchased from WAMU were commercial and consumer loans with higher associated risks, the allowance increased, yet, because the loans were added in September 2001 there has not been an impact causing the level of non-performing loans and assets to increase.

For the year ended September 30, 2001, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four categories used to classify problem assets: "special mention," "substandard," "doubtful," and "loss." Special mention assets are not considered classified assets, but are assets of questionable quality that have potential or past weaknesses that deserve management's close attention and monitoring. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. General loss allowances established to cover probable losses related to special mention assets and assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and the amounts reserved.

As of September 30, 2001, total classified assets amounted to 0.18% of total assets, consistent with 0.16% at September 30, 2000. Assets classified substandard at September 30, 2001 totaled $2.7 million and included $270,393 in one- to four-family residential loans, a $2.0 million land development loan and $445,855 in foreclosed real estate consisting of single family residences. Assets classified substandard at September 30, 2000 totaled $1.7 million and included $358,288 in one- to four-family construction loans and $788,400 in foreclosed real estate consisting of single family residences that were originally speculative construction loans. These problem assets were not concentrated in any one market area.

Impaired Loans. Management generally identifies loans to be evaluated for impairment when such loans are on nonaccrual status or have been restructured. However, not all nonaccrual loans are impaired. In accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS 118, loans are considered impaired when it is probable that the Association will be unable to collect all amounts contractually due, including scheduled interest payments. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of the underlying collateral, and current economic conditions.

Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The level of allowance for loan losses is determined based on stratifying the loan portfolio in to classes based on risk. For example, loans are stratified based on type of interest rate (fixed or adjustable), age of the loan (less seasoned loans are assigned a higher percentage), geographic location, and type of loan. Each stratum is assigned an appropriate level of allowance percentage based on historical loss experience and risk level assigned to the type of loans. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2001, the Association had an allowance for loan losses of $8.0 million, which was equal to 1110.47% of non-performing assets and 1.13% of total loans.

Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management. Management considers historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors related to the collectibility of the Association's loan portfolio in their determination of the adequacy of the allowance and the provision. The provisions for loan losses charged against income for the years ended September 30, 2001, 2000 and 1999 were $387,000, $1.8 million, and $932,000, respectively. Management believes that the amount maintained in the allowance will be adequate to absorb probable losses in the portfolio.

The year ended September 30, 2001 included two transactions that affected the allowance and provision for loan losses. The sale of $190.3 million in fixed rate single family loans to Fannie Mae reduced the required allowance on mortgage loans. In conjunction with the sale, $231,000 of allowance was reclassified as part of the basis of the resulting mortgage-backed securities. The reduction in the loan portfolio reduced the need for additional allowance and thus the provision for loan losses was much lower this year than the previous year. The WAMU acquisition added $179.3 million of loans to the portfolio, a significant proportion of which were commercial and consumer loans. These non-homogeneous loans by nature have higher credit risk. As part of the acquisition, an allowance for loan losses was established related to the acquired loans based on the types of loans and the best information available regarding the factors which may affect their collectibility. The higher balance of the allowance for loan losses reflects these changes whereby a block of low risk single family mortgage loans were sold and were replaced by a block of higher risk loans from the acquired branches.

The following table sets forth for the periods indicated information regarding changes in the Association's allowance for loan losses. All information is before net items.

                                                                    Year Ended September 30,
                                                   --------------------------------------------------------
                                                       2001        2000        1999        1998        1997
                                                   --------    --------    --------    --------    --------
                                                                            (Dollars in thousands)
Total loans outstanding........................    $701,013    $750,909    $774,441    $704,703    $576,575
                                                 ==========     ========  =========   =========   =========
Average loans outstanding......................    $611,095    $747,842    $721,658    $614,457    $515,555
                                                 ==========     ========  =========   =========   =========
Allowance at beginning of period...............    $  4,082     $ 2,484   $   1,950    $  1,296    $    928
                                                   --------    --------    --------    --------    --------
Loans charged off:
   One- to four-family.........................          (3)         --        (392)         --          --
   Construction................................         (19)        (32)         --          --          (2)
   Commercial real estate......................          --        (559)         --          --          --
   Commercial business.........................         (12)         --          --         (17)         --
   Consumer....................................         (56)        (16)         (6)         (3)         --
                                                   ---------     -------   ---------   ---------   ---------
       Total charge offs                                (90)       (607)       (398)        (20)         (2)
                                                   --------    --------    --------    --------    --------
Recoveries of loans previously charged off:
   Commercial real estate......................          34         440          --          --          --
   Consumer....................................           8           1          --          --          --
                                                   --------       ------   ---------   ---------    --------
        Total recoveries                                 42         441          --          --          --
                                                   --------     --------   ---------   ---------    --------
   Net chargeoffs                                       (48)       (166)       (398)        (20)         (2)

Provision for loans losses.....................         387       1,764         932         674         370
Acquisitions...................................       3,761          --          --          --          --
Allowance reclassified with loan securitization        (231)         --           --         --          --
                                                 ----------     --------  ---------   ---------   ---------
Allowance at end of period.....................  $    7,951     $ 4,082   $   2,484   $   1,950   $   1,296
                                                 ==========     ========  =========   =========   =========
Allowance for loan losses as a percentage
 of total loans outstanding....................       1.13%       0.54%       0.32%       0.28%       0.22%
                                                      ====        ====        ====        ====        ====
Ratio of net charge-offs to average loans
 outstanding during the period.................       0.01%       0.02%       0.06%         --%         --%
                                                      ====        ====        ====         ===         ===

The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                      At September 30,
                       -------------------------------------------------------------------------------------------------------------
                                      2001                                  2000                                  1999
                                   Percent of                            Percent of                            Percent of
                       -----------------------------------  -----------------------------------  -----------------------------------
                          Amount Allowance in   Percent of     Amount Allowance in   Percent of     Amount Allowance in   Percent of
                              of  Category to  Total Loans         of  Category to  Total Loans         of  Category to  Total Loans
                       Allowance  Total Loans  by Category  Allowance  Total Loans  by Category  Allowance  Total Loans  by Category
                       --------- ------------  -----------  --------- ------------  -----------  --------- ------------  -----------
                                                                 (Dollars in thousands)

Permanent residential
  1-4 family............. $1,292        0.19%       60.12%     $1,449        0.19%       85.12%     $1,103        0.14%       83.56%
Multi-family residential.    540        0.08         3.32         365        0.05         2.53         267        0.03         2.38
Construction.............     12        0.01         3.09         420        0.05         3.37         221        0.03         6.87
Agriculture..............    158        0.02         0.60          --          --           --          --          --           --
Commercial real estate...  3,611        0.52        14.17       1,403        0.19         5.63         730        0.09         4.79
Land.....................    324        0.02         0.53         168        0.02         0.45          28          --         0.27
Commercial and industrial  1,325        0.19         8.00          86        0.01         0.61          23          --         0.44
Consumer.................    689        0.10        10.17         191        0.03         2.29         112        0.02         1.69
                          ------               -----------  ---------               -----------  ---------              -----------
   Total................. $7,951        1.13%      100.00%     $4,082        0.54%      100.00%     $2,484        0.31%      100.00%
                          ======               ===========  =========               ===========  =========              ===========

                                                    At September 30,
                       ------------------------------------------------------------------------
                                      1998                                  1997
                                   Percent of                            Percent of
                       -----------------------------------  -----------------------------------
                          Amount Allowance in   Percent of     Amount Allowance in   Percent of
                              of  Category to  Total Loans         of  Category to  Total Loans
                       Allowance  Total Loans  by Category  Allowance  Total Loans  by Category
                       --------- ------------  -----------  --------- ------------  -----------
                                                (Dollars in thousands)

Permanent residential
  1-4 family............. $1,141        0.16%       81.95%       $887        0.15%       86.51%
Multi-family residential.    124        0.02         2.73         121        0.02         2.93
Construction.............    116        0.02         9.12          --          --         5.31
Agriculture..............     --          --           --          --          --           --
Commercial real estate...    444        0.07         4.18         250        0.04         3.93
Land.....................     29          --         0.31          12          --         0.27
Commercial and industrial     14          --         0.29          --          --         0.01
Consumer.................     82        0.01         1.42          26        0.01         1.04
                         -------               -----------  ---------               -----------
   Total................. $1,950        0.28%      100.00%     $1,296        0.22%      100.00%
                         =======               ===========  =========               ===========

Although the Association believes that it has established its allowance for loan losses in accordance with accounting principles generally accepted in the United States of America, there can be no assurance that regulators, in reviewing the Association's loan portfolio, will not request the Association to significantly increase its allowance for loan losses, thereby reducing the Association's net worth and earnings. In addition, because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that the existing allowance for loan losses is adequate or that substantial increases will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. Any material increase in the allowance may adversely affect the Association's financial condition and results of operation.

Investment Activities

Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $118.8 million at September 30, 2001, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION -- Federal Regulation of Savings Associations -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

The investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Investment Committee, which consists of the President and four Board members. Generally, the investment policy is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the asset/liability management policy. The President and the Chief Financial Officer may independently invest up to 1.0% of total assets of the Company within the parameters set forth in the Investment Policy, to be subsequently reviewed with the Investment Committee at its next scheduled meeting. Transactions or investments in any one security determined by type, maturity and coupon in excess of $10.0 million or 1.0% of assets are not permitted.

Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 2001, the investment securities portfolio held to maturity consisted of $135,388 in tax-exempt securities issued by states and municipalities and $457,000 in other obligations. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayment risks or both. As of September 30, 2001, the portfolio of securities available for sale consisted of $40.9 million in securities issued by the U.S. Treasury and other federal government agencies, $33.6 million in tax exempt securities issued by states and municipalities, $15.5 million in federal agency preferred stock, and $64.7 million in investment grade corporate investments.

During the years ended September 30, 2001, 2000, and 1999, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 133, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments," would apply.

The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.


                                                                                At September 30,
                                               ---------------------------------------------------------------------------------
                                                           2001                        2000                         1999
                                               -----------------------     -----------------------     -------------------------
                                               Amortized          Fair     Amortized          Fair     Amortized            Fair
                                                    Cost         Value          Cost         Value          Cost           Value
                                               ---------     ---------     ---------     ---------     ---------       ---------
                                                                                 (In thousands)
Held to maturity:
  State and municipal obligations............. $     135     $     137     $     267     $     270     $     560       $     577
  Other obligations...........................       457           457           457           457            --              --

Available for sale:
  U.S. Government obligations.................    40,120        40,852        49,190        48,786        74,227          73,960
  State and municipal obligations.............    32,951        33,640        25,600        24,943        24,848          23,881
  Corporate obligations.......................    65,404        64,718        43,899        42,899        62,037          60,807
  FHLMC preferred stock.......................    15,716        15,466            --            --            --              --
                                               ---------     ---------     ---------     ---------     ---------       ---------
    Total.....................................  $154,783      $155,270      $119,413      $117,355      $161,672        $159,225
                                               =========     =========     =========     =========     =========       =========

                                                                                At September 30,
                                               ---------------------------------------------------------------------------------
                                                           2001                        2000                         1999
                                               ------------------------    ------------------------    -------------------------
                                               Amortized     Percent of    Amortized     Percent of    Amortized      Percent of
                                                    Cost      Portfolio         Cost      Portfolio         Cost       Portfolio
                                               ---------     ---------     ---------     ---------     ---------       ---------
                                                                            (Dollars in thousands)
Held to maturity:
  State and municipal obligations.............  $    135          0.09%     $    267          0.22%     $    560            0.35%
  Other obligations........................          457          0.29           457          0.38            --              --

Available for sale:
  U.S. Government obligations.................    40,120         25.92        49,190         41.20        74,227           45.91
  State and municipal obligations.............    32,951         21.29        25,600         21.44        24,848           15.37
  Corporate obligations.......................    65,404         42.26        43,899         36.76        62,037           38.37
  FHLMC preferred stock.......................    15,716         10.15            --            --            --              --
                                               ---------     ---------     ---------     ---------     ---------       ---------

    Total.....................................  $154,783        100.00%     $119,413        100.00%     $161,672          100.00%
                                               =========     =========     =========     =========     =========       =========

The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 2001.

                                    One Year        After One Through      After Five Through           After Ten
                                      or Less             Five Years              Ten Years               Years             Totals
                             -------------------  --------------------   --------------------   --------------------   -----------
                               Amount      Yield    Amount       Yield      Amount      Yield     Amount       Yield
                             --------      -----   -------       -----    --------      -----     ------       -----     ---------
                                                            (Dollars in thousands)

Held to maturity:
  State and municipal
     obligations.............$    135      9.96%   $    --         --     $    --         --      $    --        --      $    135
  Other obligations..........      --        --         --         --          --         --          457      8.07%          457
Available for sale:
  U.S. Government
   obligations...............  15,003      4.68%    15,200       4.35%      9,917       3.50%          --        --        40,120
  State and municipal
   obligations...............      --        --        586       6.00%        943       6.42%      31,422      7.62%       32,951
  Corporate obligations......  10,012      6.47%    35,562       5.42%         --         --       19,830      4.29%       65,404
  FHLMC preferred stock......  15,716      4.66%        --         --          --         --           --        --        15,716
                             --------              -------               --------                  ------                --------
    Total.................... $40,866              $51,348                $10,860                 $51,709                $154,783
                             ========              =======               ========                  ======                ========


At September 30, 2001 the Company did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of the Company's shareholders' equity, or $11.4 million.

Mortgage-Backed and Related Securities

At September 30, 2001, the Company's net mortgage-backed and related securities totaled $423.3 million at fair value ($421.3 million at amortized cost) and had a weighted average yield of 5.74%. At September 30, 2001, 12.87% of the mortgage-backed and related securities were adjustable rate securities.

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

The second group, called collateralized mortgage obligations ("CMOs"), consists of securities created from and secured by the securities in the first group described above. CMOs are an example of a security called a derivative, because they are derived from mortgage pass-through securities. Underwriters of CMOs create these securities by dividing up the interest and principal cash flows from the pools of mortgages and selling these different slices of cash flows as a new and different class of individual securities or "tranches." At September 30, 2001, the Company held $337.7 million of CMOs, comprised of two classes, planned amortization class tranches ("PACs") and Floaters. The least volatile CMOs are PACs. With PACs, the yields, average lives, and lockout periods when no payments are received are designed to closely follow the actual performance of the underlying MBS. PACs are available in a variety of short term maturities, usually two, three, five, or seven years. CMO floaters are similar to adjustable rate mortgages; they carry an interest rate that changes in a fixed relationship to an interest rate index, typically the London Interbank Offer Rate ("LIBOR"). Floaters usually have caps that determine the highest interest that can be paid by the securities. Except for caps on floaters, PACs and floaters may help to manage interest rate risk by reducing asset duration. They also may help manage price volatility since they typically have short maturities or coupons that reset monthly or quarterly to reflect changes in the index rate.

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

Expected maturities of MBS will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Prepayments that are faster than anticipated may shorten the life of the security and may result in a loss of any premiums paid and thereby reduce the net yield on such securities. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, generally the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is the most significant determinant of the rate of prepayments. During periods of declining mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because, to the extent that the Company's MBS amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

The   following   tables  set  forth   certain   information   relating  to  the
mortgage-backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                                                                At September 30,
                                              -------------------------------------------------------------------------------
                                                         2001                         2000                       1999
                                              ------------------------     -----------------------     ----------------------
                                               Amortized          Fair     Amortized          Fair     Amortized         Fair
                                                    Cost         Value          Cost         Value          Cost        Value
                                              ----------      --------     ---------       -------     ---------      -------
                                                                             (In thousands)
Held to maturity:
  GNMA........................................   $ 1,621       $ 1,642       $ 2,160       $ 2,146       $ 2,601      $ 2,596

Available for sale:
  Fannie Mae..................................    56,833        57,194        13,498        13,598        24,319       24,410
  FHLMC.......................................    19,538        19,797        32,902        33,282        18,375       18,371
  GNMA........................................     6,816         6,977        10,728        10,681        11,783       11,768
  CMOs........................................   336,452       337,670        18,355        17,770        18,598       18,146
                                              ----------      --------     ---------       -------     ---------      -------
    Total.....................................  $421,260      $423,280       $77,643       $77,477       $75,676      $75,291
                                              ==========      ========     =========       =======     =========      =======

                                                                                At September 30,
                                               --------------------------------------------------------------------------------
                                                        2001                        2000                        1999
                                               ------------------------    ------------------------    ------------------------
                                               Amortized     Percent of    Amortized     Percent of    Amortized     Percent of
                                                    Cost      Portfolio         Cost      Portfolio         Cost      Portfolio
                                               ---------     ----------    ---------     ----------    ---------     ----------
                                                                            (Dollars in thousands)
Held to maturity:
  GNMA........................................   $ 1,621          0.38%      $ 2,160          2.78%      $ 2,601          3.44%

Available for sale:

  Fannie Mae..................................    56,833         13.49        13,498         17.38        24,319         32.13
  FHLMC.......................................    19,538          4.64        32,902         42.38        18,375         24.28
  GNMA........................................     6,816          1.62        10,728         13.82        11,783         15.57
  CMOs........................................   336,452         79.87        18,355         23.64        18,598         24.58
                                              ----------      --------     ---------       -------     ---------       -------
    Total.....................................  $421,260        100.00%      $77,643        100.00%      $75,676        100.00%
                                              ==========      ========     =========       =======     =========       =======



Interest-Earning Deposits

The Company had interest-earning deposits in the FHLB of Seattle amounting to $4.9 million and $4.4 million at September 30, 2001 and 2000, respectively.

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

Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, and certificates of deposit. Included among these deposit products are individual retirement account ("IRA") certificates of approximately $112.7 million at September 30, 2001. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

Beginning in 1996, the Association began accepting deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 2001, these deposits totaled $11.7 million, or 1.01% of total deposits.

Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Association on a periodic basis. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

For the year ended September 30, 2001, the Association experienced a net increase in deposits (before interest credited) of $430.4 million. Of the increase, $423.5 million is attributable to the acquisition of the branches from WAMU. The remaining increase of $6.9 million is primarily related to increases in deposits throughout the branch network and specifically at the four new branch locations established during fiscal year 2001.

At September 30, 2001, certificate accounts maturing during the year ending September 30, 2002 totaled $366.2 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. Substantially all of the Association's depositors are residents of the State of Oregon.

The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 2001.


                                                          Certificate
                  Maturity Period                            Accounts
                                                         ------------
                                                        (In thousands)

                     Three months or less...............      $40,130
                     Over three through six months......       31,555
                     Over six through twelve months.....       21,679
                     Over twelve months.................       41,274
                                                             --------
                         Total..........................     $134,638
                                                             ========

The following table sets forth the deposit balances in the various types of deposit accounts offered by the Association at the dates indicated.


                                                                                  At September 30,
                                                   2001                                 2000                             1999
                                      ---------------------------           --------------------------------      -----------------
                                                 Percent                              Percent                               Percent
                                                      of     Increase                      of       Increase                     of
                                         Amount    Total    (Decrease)        Amount    Total      (Decrease)       Amount    Total
                                      ---------   ------     --------       --------   ------       --------      --------   ------
                                                                               (Dollars in thousands)

Certificates of deposit..........      $543,880    47.17%    $171,132       $372,748    53.60%      ($19,338)     $392,086    54.43%

Transaction accounts:

Non-interest checking............       130,649    11.33       76,309         54,340     7.81         2,021         52,319     7.26
Interest-bearing checking........       116,756    10.13       44,570         72,186    10.38         4,883         67,303     9.34
Passbook and statement savings...        77,646     6.74       29,699         47,947     6.90        (11,843)       59,790     8.30
Money market deposits............       283,893    24.63      135,733        148,160    21.31           (743)      148,903    20.67
                                      ---------   ------     --------       --------   ------       --------      --------   ------
Total transaction accounts.......       608,944    52.83      286,311        322,633    46.40         (5,682)      328,315    45.57
                                      ---------   ------     --------       --------   ------       --------      --------   ------
Total deposits...................    $1,152,824   100.00%    $457,443       $695,381   100.00%      ($25,020)     $720,401   100.00%
                                      =========   ======     ========       ========   ======       ========      ========   ======

The majority of the increases noted for the year ended September 30, 2001 relate to the WAMU branch acquisition.

The following table sets forth the deposit activities of the Association for the periods indicated.

                                                     Year Ended September 30,
                                              --------------------------------------
                                                    2001          2000         1999
                                              -----------    ----------     --------
                                                           (Dollars in thousands)

Beginning balance........................        $695,381      $720,401     $689,541
                                              -----------    ----------     --------
Increase due to acquired deposits........         423,457            --           --
Net inflow (outflow) of deposits before
 interest credited.......................           6,902       (49,728)       6,251
Interest credited........................          27,084        24,708       24,609
                                               ----------      --------     --------
Net increase (decrease) in deposits......         457,443       (25,020)      30,860
                                               ----------      --------     --------
Ending balance...........................      $1,152,824      $695,381     $720,401
                                               ==========      ========     ========

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

The FHLB of Seattle functions as a central reserve bank providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 2001, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

The Company has established credit lines at two commercial banks. These credit lines represent aggregate borrowing capacity of $16.7 million. At September 30, 2001, borrowings under these lines of credit totaled $1.7 million.

The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:

                                                       At September 30,
                                                     ---------------------
                                                     2001             2000
                                                     ----             ----
Weighted average rate paid on:
  FHLB advances...............................       5.73%            5.90%
  Short term borrowings.......................       5.58%            9.01%

                                                   Year Ended September 30,
                                                  -------------------------
                                                      2001             2000
                                                  --------         --------
                                                    (Dollars in thousands)
Maximum amount outstanding at any month end:
                                                  --------         --------
  FHLB advances...............................    $173,000         $230,000
  Short term borrowings.......................       6,400            3,000

Approximate average balance:
  FHLB advances...............................     170,521          207,218
  Short term borrowings.......................       3,265            1,290

Approximate weighted average rate paid on:
  FHLB advances...............................        5.90%            5.88%
  Short term borrowings.......................        8.22             9.34

Subsidiaries. The Association established an operating subsidiary, Pacific Cascades Financial, Inc., effective July 14, 2000. Pacific Cascades Financial, Inc. is an Oregon chartered corporations, of which the Association owns 100% of its capital stock. Pacific Cascades Financial serves as the Association's trustee on deeds of trust and as trustee handles normal reconveyance transactions on paid-off Association loans, and handles non-judicial foreclosures.

The Association also owns 100% of the capital stock of Klamath First Financial Services, Inc. Klamath First Financial serves as an investment subsidiary, providing investment and brokerage services to customers.

The Company established a subsidiary, Klamath First Capital Trust I, in July 2001 for the purpose of issuing mandatorily redeemable preferred securities. See
Note 13 to the Consolidated Financial Statements contained in the Annual Report.

                          REGULATION OF THE ASSOCIATION

General

The Association is subject to extensive regulation, examination and supervision by the OTS as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act ("HOLA") and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations.

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

All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2001 was $188,441.

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

The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $12.7 million at September 30, 2001.

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

Effective  January  1,  1997,  the  premium  schedule  for BIF and SAIF  insured
institutions  ranged  from  0  to  27  basis  points.   However,   SAIF  insured
institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 2.1 basis points for each $100 in domestic deposits for both BIF and SAIF members. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in the year 2015.

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

Liquidity Requirements. Under OTS regulations, each savings institution is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet liquidity requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

Prompt Corrective Action. The OTS is required to take certain supervisory actions against undercapitalized savings associations, the severity of which depends upon the institution's degree of undercapitalization. Generally, an institution that has a ratio of total capital to risk-weighted assets of less than 8%, a ratio of Tier I (core) capital to risk- weighted assets of less than 4%, or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." An institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and an institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for a savings institution that is "critically undercapitalized." OTS regulations also require that a capital restoration plan be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company in an amount of up to the lesser of 5% of the institution's assets or the amount which would bring the institution into compliance with all capital standards. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS also could take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

At September 30, 2001, the Association was categorized as "well capitalized" under the prompt corrective action regulations of the OTS.

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

Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2001, the Association met the test and its QTL percentage was 74.70%.

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

The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 2001, the Association had tangible capital of $73.2 million, or 5.2% of adjusted total assets, which is approximately $51.9 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At September 30, 2001, the Association had $44.1 million of intangible assets consisting of core deposit intangible and other intangible assets related to the Wells Fargo branch acquisition in 1997and the WAMU branch acquisition in 2001.

The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At September 30, 2001, the Association had core capital equal to $73.2 million, or 5.2% of adjusted total assets, which is $16.5 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to- four family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or FHLMC.

On September 30, 2001, the Association had total risk-based capital of approximately $81.0 million, including $73.2 million in core capital and $7.8 million in qualifying supplementary capital, and risk-weighted assets of $782.5 million, or total capital of 10.4% of risk-weighted assets. This amount was $18.4 million above the 8% requirement in effect on that date.

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

The Association may make a capital distribution without OTS approval provided that the Association notifies the OTS 30 days before it declares the capital distribution and that the following requirements are met: (i) the Association has a regulatory rating in one of the two top examination categories, (ii) the Association is not of supervisory concern, and will remain adequately or well capitalized, as defined in the OTS prompt corrective action regulations, following the proposed distribution, and (iii) the distribution does not exceed the Association's net income for the calendar year-to-date plus retained net income for the previous two calendar years (less any dividends previously paid). If the Association does not meet these stated requirements, it must obtain the prior approval of the OTS before declaring any proposed distributions.

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

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2001, the Association's limit on loans to one borrower was $17.8 million. At September 30, 2001, the Association's largest aggregate amount of loans to one borrower was $5.4 million, all of which were performing according to their original terms.

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

Community Reinvestment Act. Under the federal Community Reinvestment Act ("CRA"), all federally- insured financial institutions have a continuing and affirmative obligation consistent with safe and sound operations to help meet all the credit needs of its delineated community. The CRA does not establish specific lending requirements or programs nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to meet all the credit needs of its delineated community. The CRA requires the federal banking agencies, in connection with regulatory examinations, to assess an institution's record of meeting the credit needs of its delineated community and to take such record into account in evaluating regulatory applications to establish a new branch office that will accept deposits, relocate an existing office, or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution, among others. The CRA requires public disclosure of an institution's CRA rating. The Association received a "satisfactory" rating as a result of its latest evaluation.

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

Potential Impact of Current Legislation on Future Results of Operations

On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act made sweeping changes in the financial services in which various types of financial institutions may engage. The Glass- Steagull Act, which generally prevented banks from affiliating with securities and insurance firms, was repealed. A new "financial holding company," which owns only well capitalized and well managed depository institutions, will be permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities.

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

Qualified Thrift Lender Test

The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "-- Qualified Thrift Lender Test," to, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.


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

Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non- qualifying reserve. Each year the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (" Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing the AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

State Taxation

The Company and the Association are subject to an Oregon corporate excise tax at a statutory rate of 6.6% of income. Neither the Company's nor the Association's state income tax returns have been audited during the past five years. The Association is subject to Washington state Business and Organization tax for the operations in that state. There have not been any audits of the Company's state income tax returns during the past five years.

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

Personnel

As of September 30, 2001, the Association had 385 full-time and 104 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                      Age(1)   Position

Kermit K. Houser             58    President and Chief Executive Officer

Robert A. Tucker             53    Executive Vice President and Chief Credit
                                     Officer (Retired effective October 2001)

Ben A. Gay                   54    Executive Vice President and Chief Credit
                                     Officer (Effective September 2001)

Marshall J. Alexander        50    Executive Vice President and Chief
                                     Financial Officer

Frank X. Hernandez           46    Senior Vice President and Chief Operations
                                     Officer

Craig Moore                  44    Senior Vice President/Chief Auditor/Corporate
                                     Counsel

______________
(1)      At September 30, 2001.

Kermit K. Houser has served as President and Chief Executive Officer of the Company and the Association since November 2000. Mr. Houser was previously employed in various capacities by the Bank of America from 1991 to November 2000, as senior vice president and manager for commercial banking, executive vice president and senior credit officer, and most recently, as senior vice president and market executive for Bank of America's South Valley commercial banking, in Fresno, California. Mr. Houser has 30 years of experience in banking, and has been an active member of numerous civic and community organizations.

Robert A. Tucker has been employed by the Association since 1973. He has served as Senior Vice President since November 1989. He served as Chief Operating Officer from March 1997 to June 1998 and has served as Chief Lending Officer and Secretary since July 1998. Mr. Tucker retired from the Company effective October 2001.

Ben A. Gay joined Klamath First in September 2001 after a 30-year career in commercial banking and insurance, on both the East and West coasts. Mr. Gay has served in a variety of managerial positions in credit risk and loan management and has most recently served as a western regional executive for credit risk management for a major banking concern.

Marshall J. Alexander has been employed by the Association since 1986. He has served as Vice President and Chief Financial Officer since August 1994 and was named an Executive Vice President in December 2000.

Frank X. Hernandez has been employed by the Association since 1991. He served as Human Resources Officer until July 1998 when he was appointed Senior Vice President and Chief Operating Officer.

Craig M. Moore has a banking career of more than 20 years, with four of those years at Klamath First. He is an attorney, a Certified Internal Auditor and a Certified Financial Services Auditor.

Item 2.  Properties

The following table sets forth the location of the Association's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of September 30, 2001.

                                    Year                           Square
Description/Address               Opened   Leased/Owned           Footage
------------------------          ------   ------------           -------
Main Office
540 Main Street                     1939          Owned            25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street             1972          Owned             3,820
Klamath Falls, Oregon

2323 Dahlia Street                  1979          Owned             1,876
Klamath Falls, Oregon

512 Walker Avenue                   1977          Owned             4,216
Ashland, Oregon

1420 East McAndrews Road            1990          Owned             4,006
Medford, Oregon

61515 S. Highway 97                 1993          Owned             5,415
Bend, Oregon

2300 Madison Street                 1995          Owned             5,000
Klamath Falls, Oregon

721 Chetco Avenue                   1997          Owned             5,409
Brookings, Oregon

293 North Broadway                  1997          Owned             5,087
Burns, Oregon

111 West Main Street                1997          Owned             1,958
Carlton, Oregon

103 South Main Street               1997          Owned             2,235
Condon, Oregon

259 North Adams                     1997          Owned             5,803
Coquille, Oregon

106 Southwest 1st Street            1997          Owned             4,700
Enterprise, Oregon

                                    Year                           Square
Description/Address               Opened   Leased/Owned           Footage
------------------------          ------   ------------           -------
555 1st Street                      1997          Owned             1,844
Fossil, Oregon

708 Garibaldi Avenue                1997          Owned             1,400
Garibaldi, Oregon

29804 Ellensburg Avenue             1997          Owned             3,136
Gold Beach, Oregon

111 North Main Street               1997          Owned             4,586
Heppner, Oregon

810 South Highway 395               1997          Leased            6,000
Hermiston, Oregon

200 West Main Street                1997          Owned             4,552
John Day, Oregon

1 South E Street                    1997          Owned             5,714
Lakeview, Oregon

206 East Front Street               1997          Owned             2,920
Merrill, Oregon

165 North 5th Street                1997          Owned             2,370
Monroe, Oregon

217 Main Street                     1997          Owned             6,067
Nyssa, Oregon

48257 East 1st Street               1997          Owned             3,290
Oakridge, Oregon

227 West Main Street                1997          Owned             2,182
Pilot Rock, Oregon

716 Northeast Highway 101           1997          Owned             2,337
Port Orford, Oregon

178 Northwest Front Street          1997          Owned             2,353
Prairie City, Oregon

315 North Main Street               1997          Owned             3,638
Riddle, Oregon

38770 North Main Street             1997          Owned             2,997
Scio, Oregon

                                    Year                           Square
Description/Address               Opened   Leased/Owned           Footage
------------------------          ------   ------------           -------
508 Main Street                     1997          Owned             2,282
Moro, Oregon

144 South Main Street               1997          Owned             2,146
Union, Oregon

165 North Maple Street              1997          Owned             2,192
Yamhill, Oregon

475 NE Windy Knolls Drive           1998          Owned             3,120
Bend, Oregon

185 East California                 1998          Owned             2,116
Jacksonville, Oregon

1217 Plaza Boulevard, Suite A       2000          Leased            2,400
Central Point, Oregon

948 Southwest 9th Street            2001          Owned             3,277
Redmond, Oregon

2203 SW Court Place                 2001          Leased              540
Pendleton, Oregon

1775 East Idaho Avenue              2001          Leased              693
Ontario, Oregon

2727 South Quillan Street           2001          Leased              693
Kennewick, Washington

2801 Duportail Street               2001          Leased              966
Richland, Washington

303 11th Street                     2001          Leased            2,920
Astoria, Oregon

2245 Main Street                    2001          Leased            4,911
Baker City, Oregon

1095 Oregon Avenue                  2001          Leased            4,382
Bandon, Oregon

110 North Redwood Highway 199       2001          Leased            3,091
Cave Junction, Oregon

199 North Nehalem                   2001          Leased            2,400
Clatskanie, Oregon

                                    Year                           Square
Description/Address               Opened   Leased/Owned           Footage
------------------------          ------   ------------           -------

212 South 5th Street                2001          Leased            6,200
Coos Bay, Oregon

150 South Wall                      2001          Leased            9,271
Coos Bay, Oregon

430 Highway 101                     2001          Leased            4,783
Florence, Oregon

2212 Island Avenue                  2001          Leased            4,616
LaGrande, Oregon

1611 Virginia Avenue                2001          Leased            5,631
North Bend, Oregon

761 Avenue G                        2001          Leased            2,416
Seaside, Oregon

2405 3rd Street                     2001          Leased            4,690
Tillamook, Oregon

411 Pacific Avenue                  2001          Leased            2,819
Tillamook, Oregon

Backoffice Processing Facilities

600 Main Street                     1998          Leased            2,800
Klamath Falls, Oregon

714 Main Street                     2001          Leased           15,185
Klamath Falls, Oregon

533 Main Street                     2000          Leased            1,325
Klamath Falls, Oregon

The net book value of the Company's investment in office, properties and equipment totaled $16.9 million at September 30, 2001. See Note 6 of Notes to the Consolidated Financial Statements contained in the Annual Report.

Item 3.  Legal Proceedings

Periodically, there have been various claims and lawsuits involving the Company, mainly as a defendant, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Company is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2001.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters

         The information contained under the section captioned "Common Stock Information" on page 19 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

         The information contained under the section captioned "Selected Consolidated Financial Data" on pages 8 and 9 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 10 of the Annual Report is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

         The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset/Liability Management" beginning on page 10 of the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

         (a)      Financial Statements
                  Independent Auditors' Report*
                  Consolidated Balance Sheets as of September 30, 2001 and 2000* Consolidated Statements of Earnings for the Years Ended
                       September 30, 2001, 2000 and 1999*
                  Consolidated Statements of Shareholders' Equity for the Years
                       Ended September 30, 2001, 2000 and 1999*
                  Consolidated Statements of Cash Flows for the Years Ended
                       September 30, 2001, 2000 and 1999*
                  Notes to the Consolidated Financial Statements*

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 2001.

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

Item 11.  Executive Compensation

          The information contained under the sections captioned "Executive Compensation," "Directors' Compensation" and "Benefits" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

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

                                     PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      Exhibits

                  3(a)     Articles of Incorporation of the Registrant*
                  3(b)     Bylaws of the Registrant*
                  10(a)    Employment Agreement with Kermit K. Houser
                  10(b)    Employment Agreement with Marshall J. Alexander
                  10(c)    Employment Agreement with Frank X. Hernandez
                  10(d)    Employment Agreement with Craig M. Moore
                  10(e)    Employment Agreement with Ben A. Gay
                  10(f)    1996 Stock Option Plan**
                  10(g)    1996 Management Recognition and Development Plan**
                  13       Annual Report to Shareholders
                  21       Subsidiaries of the Registrant
                  23       Consent of Deloitte & Touche LLP with respect to
                              financial statements of the Registrant
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on June 19, 1995.
** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of
         Shareholders.

         (b)      Reports on Form 8-K

               One Current Report on Form 8-K was filed during the quarter ended September 30, 2001. On September 12, 2001, the Company filed a Current Report on Form 8-K in which it announced the completion of the acquisition of 13 branches from Washington Mutual Bank.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLAMATH FIRST BANCORP, INC.


Date:  December 28, 2001                  By:  /s/ Kermit K. Houser
                                          Kermit K. Houser
                                          President and Chief Executive Officer

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                TITLE                                DATE

/s/ Kermit K. Houser      President, Chief                     December 28, 2001
Kermit K. Houser          Executive Officer and
                          Director (Principal
                          Executive Officer)

/s/ Marshall J. Alexander Executive Vice President and         December 28, 2001
Marshall J. Alexander     Chief Financial Officer
                          (Principal Financial
                          and Accounting Officer)

/s/ Rodney N. Murray      Chairman of the Board                December 28, 2001
Rodney N. Murray          of Directors


/s/ Bernard Z. Agrons     Director                             December 28, 2001
Bernard Z. Agrons


/s/ Timothy A. Bailey     Director                             December 28, 2001
Timothy A. Bailey


/s/ James D. Bocchi       Director                             December 28, 2001
James D. Bocchi

/s/ William C. Dalton     Director                             December 28, 2001
William C. Dalton

/s/ J. Gillis Hannigan    Director                             December 28, 2001
J. Gillis Hannigan

/s/ Dianne E. Spires      Director                             December 28, 2001
Dianne E. Spires