Form 10-Q
period 2001-12-31
KLAMATH FIRST BANCORP INC
filed 2002-02-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

As of January 29, 2002, there were issued 7,060,667 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                         Part I. Financial Information
-------  ----------------------
Item 1.  Financial Statements                                              Page
                                                                           ----
         Consolidated Balance Sheets
         (As of December 31, 2001 and September 30, 2001)                     3

         Consolidated Statements of Earnings (For the three months
         ended December 31, 2001 and 2000)                                    4

         Consolidated Statements of Shareholders' Equity
         (For the year ended September 30, 2001 and for
         the three months ended December 31, 2001)                            5

         Consolidated Statements of Cash Flows (For the three
         months ended December 31, 2001 and 2000)                         6 - 7

         Notes to Consolidated Financial Statements                      8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            12 - 16

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                   17

Item 2.  Changes in Securities                                               17

Item 3.  Defaults Upon Senior Securities                                     17

Item 4.  Submission of Matters to a Vote of Security Holders                 17

Item 5.  Other Information                                                   17

Item 6.  Exhibits and Reports on Form 8-K                                    17

Signatures                                                                   18


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2001 AND SEPTEMBER 30, 2001
                                   (Unaudited)



                                                                        December 31, 2001                    September 30, 2001
                                                                        -----------------                    ------------------
ASSETS
Cash and due from banks                                                       $38,167,131                           $40,446,042
Interest bearing deposits with banks                                            3,637,014                             3,791,252
Federal funds sold and securities purchased under agreements to resell            280,701                            74,151,272
                                                                        -----------------                    ------------------
   Total cash and cash equivalents                                             42,084,846                           118,388,566


Investment securities available for sale, at fair value
  (amortized cost: $160,091,320 and $154,190,612)                             156,675,158                           154,675,760
Investment securities held to maturity, at amortized cost (fair
  value: $593,824 and $594,429)                                                   592,245                               592,388
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $495,855,883 and $419,639,650)                       495,937,565                           421,637,670
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $1,451,999 and $1,642,174)                                  1,434,104                             1,620,612
Loans receivable, net                                                         671,143,803                           679,990,308
Real estate owned and repossessed assets                                          462,947                               445,855
Premises and equipment, net                                                    21,505,084                            16,911,912
Stock in Federal Home Loan Bank of Seattle, at cost                            12,922,000                            12,698,000
Accrued interest receivable                                                     8,906,843                             8,657,586
Deferred federal and state income taxes                                           696,950                                    --
Core deposit intangible and other intangible assets                            44,205,459                            44,088,926
Other assets                                                                    4,392,781                             8,864,227
                                                                        -----------------                    ------------------
   Total assets                                                            $1,460,959,785                        $1,468,571,810
                                                                        =================                    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities                                                      $1,155,990,942                        $1,152,824,144
  Accrued interest on deposit liabilities                                       1,129,395                             1,574,606
  Advances from borrowers for taxes and insurance                                 663,358                             6,637,994
  Advances from Federal Home Loan Bank of Seattle                             170,425,000                           168,000,000
  Short term borrowings                                                         1,700,000                             1,700,000
  Accrued interest on borrowings                                                  818,177                               801,743
  Pension liabilities                                                             974,797                               942,148
  Deferred federal and state income taxes                                              --                               597,345
  Other liabilities                                                             5,339,877                             6,799,241
                                                                        -----------------                    ------------------
    Total liabilities                                                       1,337,041,546                         1,339,877,221
                                                                        -----------------                    ------------------
Mandatorily redeemable preferred securities issued by subsidiary               14,565,079                            14,553,684

   Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                                    --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   December 31, 2001 - 7,060,667 issued, 6,341,663 outstanding
   September 30, 2001 - 7,366,226 issued, 6,561,461 outstanding                    68,287                                70,607
  Additional paid-in capital                                                   30,947,930                            33,926,796
  Retained earnings-substantially restricted                                   83,800,564                            83,816,307
  Unearned shares issued to ESOP                                               (3,668,915)                           (3,913,510)
  Unearned shares issued to MRDP                                               (1,222,527)                           (1,298,859)
  Accumulated other comprehensive income (loss)                                  (572,179)                            1,539,564
                                                                        -----------------                    ------------------
    Total shareholders' equity                                                109,353,160                           114,140,905
                                                                        -----------------                    ------------------
 Total liabilities and shareholders' equity                                $1,460,959,785                        $1,468,571,810
                                                                        =================                    ==================

      See notes to consolidated financial statements.

                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)





                                                                  Three Months Ended                         Three Months Ended
                                                                        December 31,                               December 31,
                                                                                2001                                       2000
                                                                      --------------                             --------------
INTEREST INCOME
  Loans receivable                                                       $13,959,972                                $14,244,031
  Mortgage backed and related securities                                   6,583,010                                  1,236,056
  Investment securities                                                    2,167,245                                  2,046,535
  Federal funds sold and securities purchased
    agreements to resell                                                     221,440                                    185,063
  Interest bearing deposits                                                   63,232                                    104,664
                                                                      --------------                             --------------
    Total interest income                                                 22,994,899                                 17,816,349
                                                                      --------------                             --------------

INTEREST EXPENSE
  Deposit liabilities                                                      9,247,378                                  7,603,335
  Advances from FHLB of Seattle                                            2,430,408                                  2,609,469
  Other                                                                       41,268                                    125,417
                                                                      --------------                             --------------
    Total interest expense                                                11,719,054                                 10,338,221
                                                                      --------------                             --------------
    Net interest income                                                   11,275,845                                  7,478,128

Provision for loan losses                                                    153,000                                    228,000
                                                                      --------------                             --------------
    Net interest income after provision for
      loan losses                                                         11,122,845                                  7,250,128
                                                                      --------------                             --------------

NON-INTEREST INCOME
  Fees and service charges                                                 1,802,872                                    870,656
  Gain on sale of investments                                                     --                                      7,918
  Gain on sale of real estate owned                                            8,019                                     14,491
  Other income                                                               470,682                                    220,415

                                                                      --------------                             --------------
    Total non-interest income                                              2,281,573                                  1,113,480
                                                                      --------------                             --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense                      5,375,511                                  2,908,944
  Occupancy expense                                                        1,205,745                                    581,392
  Data processing expense                                                    373,088                                    231,024
  Insurance premium expense                                                   32,275                                     34,792
  Loss on sale of investments                                                     --                                     30,632
  Amortization of core deposit intangible and other intangible assets      1,378,135                                    413,169
  Other expense                                                            3,764,648                                  1,582,733
                                                                      --------------                             --------------
    Total non-interest expense                                            12,129,402                                  5,782,686
                                                                      --------------                             --------------

Earnings before income taxes                                               1,275,016                                  2,580,922

Provision for income taxes                                                   453,907                                    895,877
                                                                      --------------                             --------------

Net earnings                                                               $ 821,109                                 $1,685,045
                                                                           =========                                  =========

Earnings per common share - basic                                              $0.13                                      $0.25
Earnings per common share - diluted                                            $0.13                                      $0.25
Weighted average common shares outstanding - basic                         6,473,649                                  6,652,096
Weighted average common shares outstanding - with dilution                 6,483,860                                  6,653,266


 See notes to consolidated financial statements.

                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     FOR THE YEAR ENDED SEPTEMBER 30, 2001 AND THE THREE MONTHS ENDED DECEMBER 31, 2001
                                                         (Unaudited)


                                                                                Unearned     Unearned
                                  Common   Common   Additional                    shares       shares           Other         Total
                                   stock    stock      paid-in     Retained       issued       issued   comprehensive  shareholders'
                                  shares   amount      capital     earnings      to ESOP      to MRDP   income (loss)        equity
                               ---------  -------  -----------  -----------    ----------    ----------  ------------   -----------
Balance at October 1, 2000     6,692,428  $73,662  $37,701,796  $79,713,255  ($4,893,250)  ($2,498,378)   ($1,372,524) $108,724,561

Cash dividends                        --       --           --   (3,467,950)          --            --             --    (3,467,950)

Stock repurchased and
   retired                      (550,221)  (5,502)  (7,393,921)          --           --            --             --    (7,399,423)

ESOP contribution                 97,974       --      396,471           --      979,740            --             --     1,376,211

MRDP contribution                 76,618       --       13,708           --           --     1,199,519             --     1,213,227

Exercise of stock options        244,662    2,447    3,208,742           --           --            --             --     3,211,189
                               ---------  -------  -----------  -----------    ----------    ----------  ------------   -----------
                               6,561,461   70,607   33,926,796   76,245,305   (3,913,510)   (1,298,859)    (1,372,524)  103,657,815

Comprehensive income
   Net earnings                                                   7,571,002                                               7,571,002
   Other comprehensive
      income:
        Unrealized gain
        on securities,
        net of tax and
        reclassification
        adjustment   (1)                                                                                    2,912,088     2,912,088
                                                                                                                        -----------
   Total comprehensive income                                                                                            10,483,090
                               ---------  -------  -----------  -----------    ----------    ----------  ------------   -----------
Balance at September 30, 2001  6,561,461   70,607   33,926,796   83,816,307   (3,913,510)   (1,298,859)     1,539,564   114,140,905

Cash dividends                        --       --           --     (836,852)          --            --             --      (836,852)

Stock repurchased and retired   (232,000)  (2,320)  (3,054,530)          --           --            --             --    (3,056,850)

ESOP contribution                     --       --       72,237           --      244,595            --             --       316,832

MRDP contribution                 12,202       --        3,427           --           --        76,332             --        79,759
                               ---------  -------  -----------  -----------    ----------    ----------  ------------   -----------
                               6,341,663   68,287   30,947,930   82,979,455   (3,668,915)   (1,222,527)     1,539,564   110,643,794

Comprehensive loss
     Net earnings                                                   821,109                                                 821,109
     Other comprehensive
        loss:
          Unrealized loss on
          securities, net of
          tax and
          reclassification
          adjustment   (2)                                                                                 (2,111,743)   (2,111,743)
                                                                                                                        -----------
      Total comprehensive loss                                                                                           (1,290,634)
                               ---------  -------  -----------  -----------    ----------    ----------  ------------   -----------
Balance at December 31, 2001   6,341,663  $68,287  $30,947,930  $83,800,564  ($3,668,915)  ($1,222,527)     ($572,179) $109,353,160
                               =========  =======  ===========  ===========    ==========    ==========  ============   ===========

     (1) Net unrealized holding gain on securities of $2,893,883 (net of $1,773,670 tax expense) less reclassification adjustment for gains included in net earnings of $18,205 (net of $11,158 tax benefit).

     (2) Net unrealized holding loss on securities of $2,111,743 (net of $1,294,294 tax benefit).

  See notes to consolidated financial statements.




                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                                               (Unaudited)


                                                                           Three Months Ended                  Three Months Ended
                                                                                 December 31,                        December 31,
                                                                                         2001                                2000
                                                                               --------------                      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                                     $821,109                          $1,685,045

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                                   1,879,032                             714,933
    Provision for loan losses                                                         153,000                             228,000
    Compensation expense related to ESOP benefit                                      316,832                             239,070
    Compensation expense related to MRDP Trust                                         79,759                             258,656
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities                           646,997                              31,837
    Increase (decrease) in deferred loan fees, net of                                  24,664                            (108,358)
      amortization
    Accretion of discounts on purchased loans                                           3,802                               2,192
    Net gain on sale of investment and mortgage
      backed and related securities                                                        --                              22,714
    Gain on sale of real estate owned and fixed assets                                 (8,019)                            (16,157)
    FHLB stock dividend                                                              (224,000)                           (194,000)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable                                                      (249,257)                           (568,988)
    Other assets                                                                    2,936,778                              29,388
    Accrued interest on deposit liabilities                                          (445,211)                            126,203
    Accrued interest on borrowings                                                     16,434                              35,588
    Pension liabilities                                                                32,649                              32,649
    Other liabilities                                                              (1,350,588)                            153,019
                                                                               --------------                      --------------
Net cash provided by operating activities                                           4,633,981                           2,671,791
                                                                               --------------                      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Principal repayments received on mortgage backed
       and related securities held to maturity                                        183,645                              87,316
    Principal repayments received on mortgage backed
       and related securities available for sale                                   19,546,625                           6,829,421
    Principal repayments received on loans                                         70,404,303                          21,253,492
    Loan originations                                                             (71,313,970)                        (24,457,738)
    Loans sold                                                                      9,511,459                           6,366,479
    Purchase of investment securities available
      for sale                                                                     (3,580,137)                        (11,532,379)
    Purchase of mortgage-backed and related securities
      available for sale                                                          (96,315,809)                                 --
    Proceeds from sale of investment securities
      available for sale                                                                   --                          10,367,746
    Proceeds from sale of real estate owned and
      premises and equipment                                                           54,173                             192,057
    Capitalized improvements to real estate owned                                          --                             (15,437)
    Purchases of premises and equipment                                            (5,054,069)                           (538,741)
                                                                               --------------                      --------------
Net cash provided by (used in) investing activities                               (76,563,780)                          8,552,216
                                                                               --------------                      --------------




                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          FOR THE THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                                               (Unaudited)
                                                               (Continued)


                                                                           Three Months Ended                  Three Months Ended
                                                                                 December 31,                        December 31,
                                                                                         2001                                2000
                                                                               --------------                      --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit
     liabilities                                                                   $3,166,798                         ($2,530,126)
    Proceeds from FHLB advances                                                    10,200,000                                  --
    Repayments of FHLB advances                                                    (7,775,000)                                 --
    Proceeds from short term borrowings                                               200,000                           2,400,000
    Repayments of short term borrowings                                              (200,000)                                 --
    Stock repurchase and retirement                                                (3,056,850)                         (1,863,650)
    Advances from borrowers for taxes and insurance                                (5,974,636)                         (9,327,332)
    Dividends paid                                                                   (934,233)                           (957,609)
                                                                               --------------                      --------------
Net cash used in financing activities                                             ( 4,373,921)                        (12,278,717)
                                                                               --------------                      --------------
Net  decrease  in cash and cash
  equivalents                                                                     (76,303,720)                         (1,054,710)

Cash and cash equivalents at beginning
  of period                                                                       118,388,566                          29,946,600
                                                                               --------------                      --------------
Cash and cash equivalents at end of period                                        $42,084,846                         $28,891,890
                                                                               ==============                      ==============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
  INCOME TAXES PAID
    Interest paid                                                                 $12,147,830                         $10,176,430
    Income taxes paid                                                                 425,000                                  --

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale, net of tax                                              ($2,111,743)                         $1,206,222
    Dividends declared and accrued in other
      liabilities                                                                     905,927                             956,852
    Loans transferred to real estate owned                                             64,322                             140,712













    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc. and subsidiaries' (the "Company") financial condition as of December 31, 2001, and September 30, 2001, and the results of its operations and cash flows for the three months ended December 31, 2001 and 2000. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2001 and 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       COMPREHENSIVE INCOME (LOSS)

For the three months ended December 31, 2001, the Company's total comprehensive loss was $1.3 million compared to total comprehensive income of $2.9 million for the three months ended December 31, 2000. Total comprehensive loss for the three months ended December 31, 2001 was comprised of net income of $821,109 and other comprehensive loss of $2.1 million, net of tax. Total comprehensive income for the three months ended December 31, 2000 was comprised of net income of $1.7 million and other comprehensive income of $1.2 million, net of tax.

3.       ALLOWANCE FOR LOAN LOSSES


Activity in allowance for loan losses is summarized as follows:

                                                                 Three Months Ended                          Year Ended
                                                                       December 31,                       September 30,
                                                                               2001                                2001
                                                                         ----------                          ----------
Balance, beginning of period                                             $7,950,681                          $4,082,265
Charge-offs                                                                 (44,230)                            (90,173)
Recoveries                                                                       --                              42,406
Additions                                                                   153,000                             387,000
Acquisitions                                                                     --                           3,761,025
Allowance reclassified with loan securitization                                  --                            (231,842)
                                                                         ----------                          ----------
Balance, end of period                                                   $8,059,451                          $7,950,681
                                                                         ==========                          ==========

There were no impaired loans at December 31, 2001 and no specifically allocated loan loss reserves.  At
December 31, 2000, impaired loans totaled $78,376.  Specifically allocated loan loss reserves related to these loans totaled $8,500.  The average investment in impaired loans for the three months ended December 31,
2001 and 2000 was zero and $79,717, respectively.

4.       ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 2001 consisted of two short term advances totaling $12.4 million and five long term advances totaling $158.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                       December 31, 2001                                      September 30, 2001
                     -----------------------------------------------------     ------------------------------------------------
                                                Range of          Weighted                            Range of         Weighted
                                                interest           average                            interest          average
                                Amount             rates     interest rate             Amount            rates    interest rate
                     -----------------   ---------------    --------------     --------------   --------------   --------------
Due within one year        $12,425,000       1.88%-2.14%             2.09%        $10,000,000            3.60%            3.60%
After five but within
ten years                  158,000,000       4.77%-7.05%             5.86%        158,000,000      4.77%-7.05%            5.86%
                        --------------                                         --------------
                          $170,425,000                                           $168,000,000
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

6.       SHAREHOLDERS' EQUITY

On September 27, 2001, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. Five percent represents approximately 340,800 shares. As of December 31, 2001, about 68% of the repurchase plan was completed, at a weighted average price of $13.18.

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





                                                      For the Three Months Ended

                                                     December 31,      December 31,
                                                             2001              2000
                                                    -------------      ------------
Weighted average common
shares outstanding - basic                              6,473,649         6,652,096
                                                    -------------      ------------
Effect of Dilutive Securities on Number of Shares:
MRDP shares                                                     7             1,170
Stock options                                              10,204                --
                                                    -------------      ------------
Total Dilutive Securities                                  10,211             1,170
                                                    -------------      ------------
Weighted average common shares
 outstanding - with dilution                            6,483,860         6,653,266
                                                    =============      ============

Options to purchase 779,096 shares of common stock were outstanding at December 31, 2001 but were not included in the computation of diluted EPS because the options' exercise prices were greater than the average market price of the common shares. Additionally, 61,290 shares awarded under the MRDP but not yet released to the individuals were not included in the computation of diluted EPS at December 31, 2001 because their effect would not have been dilutive.

8.       REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at December 31, 2001:


                                                                                               Categorized as "Well
                                                                                                Capitalized" Under
                                                                     For Capital                 Prompt Corrective
                                         Actual                Adequacy Purposes                 Action Provision
                                -------------------------  -----------------------------   ---------------------------

                                      Amount        Ratio            Amount        Ratio             Amount      Ratio
                                ------------   ----------  ----------------     --------   ----------------   --------
 Total Capital:                  $82,203,144        11.1%       $59,168,000         8.0%        $73,960,000      10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                  74,210,572        10.0%               N/A          N/A         44,376,000       6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                  74,210,572         5.3%        56,507,871         4.0%         70,634,839       5.0%
  (To Total Assets)
 Tangible Capital:                74,210,572         5.3%        21,190,452         1.5%                N/A        N/A
  (To Tangible Assets)

9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 will require that goodwill no longer be amortized and instead be tested for impairment at least annually. In addition, the standard includes provisions for the accounting and reporting of certain existing recognized intangibles and goodwill. Management is currently evaluating the effect that SFAS No. 142 may have on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. Management is currently evaluating the effect that adoption of SFAS No. 144 may have on its consolidated financial statements.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain certain "forward-looking statements" concerning the future operations of Klamath First Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this quarterly report. We have used "forward- looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole which could affect the collectibility of loan balances, the ability to increase non-interest income through expansion of new lines of business, the ability of the Company to control costs and expenses, the success and costs of integration of branches, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General

The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At December 31, 2001, the Company had total consolidated assets of $1.5 billion and consolidated shareholders' equity of $109.4 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

The Association is a progressive, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, commercial and industrial loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. The acquisition of 13 branches from Washington Mutual Bank ("WAMU"), which was completed in September 2001, moves the Company strongly in this direction. Net interest income, which is the difference between interest and dividend income on interest-earning assets, primarily loans and investment securities, and interest expense on interest-bearing deposits and borrowings, is the major source of profit for the Company. Because the Company depends primarily on net interest income for its earnings, the focus of the Company's management is to create and implement strategies that will provide stable, positive spreads between the yield on interest-earning assets and the cost of interest- bearing liabilities. Such strategies include the Association's expansion of its consumer and commercial loan products. To a lesser degree, the net earnings of the Company rely on the level of its non-interest income. The Company is aggressively pursuing strategies to improve its service charge and fee income, and control its non-interest expense, which includes employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses.

During the last 12 months, new management has been updating many areas of the Company that had been negatively affected by very conservative historical spending patterns. Projects to update existing branches and make needed repairs were completed. Programs necessary for training employees and updating phone systems and information technology have been implemented. These initiatives have resulted in increased non-interest expense comparing the current period with that a year ago. The Company believes these improvements in strategic areas will contribute to the bottom line in the future. The Company intends to continue to focus on efficiency issues and the effort to capitalize on the training and technology put in place.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 53 office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Changes in Financial Condition

At December 31, 2001, the consolidated assets of the Company totaled $1.5 billion, unchanged from $1.5 billion at September 30, 2001.

Cash and cash equivalents decreased $76.3 million, or 64.45%, from $118.4 million at September 30, 2001 to $42.1 million at December 31, 2001. The high balance at September 30, 2001 related to cash received in the acquisition of the WAMU branches which was held in federal funds and had not yet been transferred to other investment vehicles. By December 31, 2001 the funds had been placed in appropriate investment and mortgage-backed securities ("MBS").

Net loans receivable decreased $8.9 million, or 1.30%, to $671.1 million at December 31, 2001, compared to $680.0 million at September 30, 2001. The Company is selling much of its single family mortgage loan production, so those loans are not adding to the portfolio balance. The Company sold $9.5 million in single family mortgage loans with servicing released during the quarter ended December 31, 2001.





Loans receivable consisted of the following:
                                                                    At December 31,                    At September 30,
                                                                               2001                                2001
                                                                    ---------------                    ----------------
Secured by real estate:
  1-4 family                                                           $409,802,265                        $421,499,010
  Construction                                                           19,829,697                          21,673,519
  Multi-family and commercial real estate loans                         131,743,344                         130,490,333
Non-real estate loans
  Home improvement and home equity                                       49,898,264                          50,464,521
  Other consumer                                                         19,932,031                          20,787,466
  Commercial business loans                                              58,578,602                          56,098,520
                                                                    ---------------                    ----------------

Total gross loans outstanding                                          $689,784,203                        $701,013,369
                                                                    ===============                    ================


Allowance for loan losses by loan type is as follows:
                                                                    At December 31,                    At September 30,
                                                                               2001                                2001
                                                                    ---------------                    ----------------
1-4 family mortgage loans                                                $1,285,163                          $1,275,163
Multi-family and commercial real estate loans                             4,701,803                           4,661,803
Commercial business loans                                                 1,396,916                           1,301,916
Consumer loans                                                              675,569                             711,799
                                                                     --------------                      --------------

Total allowance for loan losses                                          $8,059,451                          $7,950,681
                                                                     ==============                      ==============

Investment securities increased $2.0 million, or 1.29%, from $155.3 million at September 30, 2001 to $157.3 million at December 31, 2001. This increase was the result of the purchase of $3.6 million of securities during the quarter ended December 31, 2001 offset by a decrease in the market value of the investment portfolio.

During the three months ended December 31, 2001, $19.7 million of principal payments were received on MBS and $96.3 million in MBS were purchased, resulting in an increase in the balance of MBS from $423.3 million at September 30, 2001 to $497.4 million at December 31, 2001.

Premises and equipment increased $4.6 million from $16.9 million at September 30, 2001 to $21.5 million at December 31, 2001. The increase reflects the acquisition of real estate for the WAMU branches which were acquired in September 2001.

Other assets decreased from $8.9 million at September 30, 2001 to $4.4 million at December 31, 2001. The balance at September 30, 2001 included a $4.1 million receivable from WAMU related to the final settlement for the branch acquisition. This amount was received by the Company in October 2001.

Deposit liabilities increased $3.2 million, less than 1.00%, from $1.15 billion at September 30, 2001 to $1.16 billion at December 31, 2001. The increase reflects the Company's continued efforts to increase demand deposits throughout the branch network.

Advances from borrowers for taxes and insurance decreased $6.0 million from September 30, 2001 to December 31, 2001. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November 2001.

The Company's total borrowings increased $2.4 million from September 30, 2001 to December 31, 2001. The increase is the result of a short term FHLB borrowing at the end of the quarter ended December 31, 2001.

Total shareholders' equity decreased $4.8 million from $114.1 million at September 30, 2001 to $109.4 million at December 31, 2001. This decrease was the combined result of $821,109 in earnings for the quarter, a $2.1 million decrease in unrealized gains on securities available for sale, a $3.1 million reduction due to the repurchase of shares, and $836,852 reduction for payment of dividends on common stock.

Results of Operations

           Comparison of Three Months Ended December 31, 2001 and 2000

General. The impact of the September 2001 acquisition of 13 branches from Washington Mutual is clearly seen during the quarter ended December 31, 2001. Interest income and interest expense both showed significant increases due to the acquired loans and deposits. The acquisition and the addition of six de novo branches in the last year also resulted in significant increases in operating expenses.

Interest Income. The Company recorded interest income of $23.0 million in the first quarter ended December 31, 2001, an increase of 29.07% from $17.8 million for the same period last year. Average interest earning assets for the first quarter increased by $421.3 million, or 43.74%, compared to the first quarter last year, due primarily to the branch acquisition. During the same period, yield decreased 76 basis points, from 7.40% for the quarter ended December 31, 2000 to 6.64% for the same period in 2001.

Interest Expense. Total interest expense increased $1.4 million from $10.3 million for the quarter ended December 31, 2000 to $11.7 million for the quarter ended December 31, 2001. Average deposits increased by $390.9 million comparing the three months ended December 31, 2000 to the same period in 2001, while the average interest paid on interest-bearing deposits decreased 115 basis points from 4.73% for the three months ended December 31, 2000 to 3.58% for the same period ended December 31, 2001. As noted above, the increase in average deposits was a direct result of the branch acquisition. The average balance of borrowings decreased $7.3 million from $177.3 million for the three months ended December 31, 2000 to $170.0 million for the same period ended December 31, 2001. However, the rate paid on borrowings decreased by 34 basis points from 6.11% for the quarter ended December 31, 2000 to 5.77% for the same period in 2001.

Provision for Loan Losses. The provision for loan losses was $153,000 and there were $44,230 of charge offs, and no recoveries during the three months ended December 31, 2001 compared to a $228,000 provision with $16,253 of charge offs and $777 of recoveries during the three months ended December 31, 2000.

At December 31, 2001, the allowance for loan losses was equal to 699.6% of total non-performing assets compared to 275.3% at December 31, 2000. The increase in the coverage ratio was the result of a decrease in non-performing assets and a higher allowance which incorporates the risk factors associated with the significant increase in commercial and consumer loans over the last 12 months. The ratio of non-performing assets to total assets decreased from 0.16% at December 31, 2000 to 0.08% at December 31, 2001. The decrease primarily relates to a decrease in real estate owned, which is included in non-performing assets. At December 31, 2001, the Company had no restructured loans.

Non-Interest Income. Non-interest income improved significantly over the last year, increasing $1.2 million, or 104.90%, to $2.3 million for the three months ended December 31, 2001 from $1.1 million for the three months ended December 31, 2000. Income from fees and service charges provided the majority of the growth, increasing by 107.07% from $870,656 for the quarter ended December 31, 2000 to $1.8 million for the current quarter. The increase is the result of the increase in the number of deposit accounts related to the WAMU branch acquisition in September 2001.

Non-Interest Expense. In large part due to the September 2001 branch acquisition and the opening of six de novo branches during the past year, non-interest expense increased $6.3 million, or 109.75%, to $12.1 million for the three months ended December 31, 2001, from $5.8 million for the comparable period in 2000. Compensation, employee benefits and related expense increased 84.79% which reflects addition of staff both at the acquired branches and in support and back office areas. The acquired and newly-built branches were operating for the entire quarter ended December 31, 2001, increasing occupancy expense by 107.39%. Data processing expense also increased due to the additional accounts and locations. Other expense increased by $2.2 million, or 137.86%, primarily due to increased costs associated with the addition of branches and expenses related to termination of the Company's defined benefit pension.

Income Taxes. The provision for income taxes decreased $441,970 for the three months ended December 31, 2001 compared with the prior year. The effective tax rate was 35.6% for the quarter ended December 31, 2001 compared to 34.7% for the same period of 2000. The increase in effective tax rate is primarily due to a lowered rate in the prior year due to tax refunds received on amended tax returns from previous periods.

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


Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) Reference  is made to the  following Reports on Form 8-K

               (1) The Company's Current Report on Form 8-K/A dated September 7, 2001, and filed on November 21, 2001, containing the financial statements of the branches acquired from Washington Mutual Bank, which is incorporated herein by reference.

               (2) The Company's Current Report on Form 8-K filed on October 16, 2001 announcing the retirement of Robert A. Tucker, Executive Vice President and Chief Credit Officer, and the appointment of Ben A. Gay as his successor.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     KLAMATH FIRST BANCORP, INC.

Date:    February 14, 2002                       By:        /s/ Kermit K. Houser
                                                     ---------------------------
                                                 Kermit K. Houser, President and
                                                         Chief Executive Officer


Date:    February 14, 2002                       By:  /s/ Marshall Jay Alexander
                                                     ---------------------------
                                                         Marshall Jay Alexander,
                                                    Executive Vice President and
                                                         Chief Financial Officer