Form 10-Q
period 2002-03-31
KLAMATH FIRST BANCORP INC
filed 2002-05-15
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

As of April 19, 2002, there were issued 6,813,054 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

                         Part I. Financial Information
-------  ----------------------
Item 1.  Financial Statements                                         Page
                                                                    --------
         Unaudited Condensed Consolidated Balance Sheets
         (As of March 31, 2002 and September 30, 2001)                    3

         Unaudited Condensed Consolidated Statements of Earnings
         (For the three months and six months ended March 31, 2002
         and 2001)                                                        4

         Unaudited Condensed Consolidated Statements of
         Shareholders' Equity (For the year ended September 30, 2001
         and for the six months ended March 31, 2002)                     5

         Unaudited Condensed Consolidated Statements of Cash Flows
         (For the six months ended March 31, 2002 and 2001)           6 - 7

         Notes to Condensed Consolidated Financial Statements        8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        12 - 18

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                               19

Item 2.  Changes in Securities                                           19

Item 3.  Defaults Upon Senior Securities                                 19

Item 4.  Submission of Matters to a Vote of Security Holders             19

Item 5.  Other Information                                               19

Item 6.  Exhibits and Reports on Form 8-K                                19

Signatures                                                               20

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 2002 AND SEPTEMBER 30, 2001
                                   (Unaudited)


                                                                             March 31, 2002     Sept. 30, 2001
ASSETS                                                                      ---------------    ---------------

Cash and due from banks .................................................   $    30,636,460    $    40,446,042
Interest bearing deposits with banks ....................................         3,990,075          3,791,252
Federal funds sold and securities purchased under agreements to resell ..        27,882,012         74,151,272
                                                                            ---------------    ---------------
   Total cash and cash equivalents ......................................        62,508,547        118,388,566

Investment securities available for sale, at fair value
  (amortized cost: $153,894,323 and $154,190,612) .......................       148,997,038        154,675,760
Investment securities held to maturity, at amortized cost (fair
  value: $592,694 and $594,429) .........................................           592,100            592,388
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $496,942,071 and $419,639,650) .................       495,877,819        421,637,670
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $1,300,178 and $1,642,174) ..........................         1,288,489          1,620,612
Loans receivable, net ...................................................       644,998,235        679,990,308
Real estate owned and repossessed assets ................................            48,776            445,855
Premises and equipment, net .............................................        23,384,851         16,911,912
Stock in Federal Home Loan Bank of Seattle, at cost .....................        13,113,100         12,698,000
Accrued interest receivable .............................................         8,299,298          8,657,586
Deferred income taxes ...................................................         1,695,231               --
Core deposit intangible and other intangible assets .....................        42,827,325         44,088,926
Other assets ............................................................         3,932,892          8,864,227
                                                                            ---------------    ---------------
   Total assets .........................................................   $ 1,447,563,701    $ 1,468,571,810
                                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $ 1,141,564,357    $ 1,152,824,144
  Accrued interest on deposit liabilities ...............................           990,057          1,574,606
  Advances from borrowers for taxes and insurance .......................         2,457,592          6,637,994
  Advances from Federal Home Loan Bank of Seattle .......................       168,000,000        168,000,000
  Short term borrowings .................................................         1,700,000          1,700,000
  Accrued interest on borrowings ........................................           814,557            801,743
  Pension liabilities ...................................................         1,007,446            942,148
  Deferred income taxes .................................................              --              597,345
  Other liabilities .....................................................         7,653,315          6,799,241
                                                                            ---------------    ---------------
    Total liabilities ...................................................     1,324,187,324      1,339,877,221
                                                                            ---------------    ---------------
 Mandatorily redeemable preferred securities issued by subsidiary .......        14,576,474         14,553,684
                                                                            ---------------    ---------------

    Commitments and contingent liabilities ..............................              --                 --

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                 --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   March 31, 2002 - 6,817,367 issued, 6,332,363 outstanding
   September 30, 2001 - 7,060,667 issued, 6,561,461 outstanding .........            68,174             70,607
  Additional paid-in capital ............................................        30,861,229         33,926,796
  Retained earnings-substantially restricted ............................        84,641,969         83,816,307
  Unearned shares issued to ESOP ........................................        (3,424,320)        (3,913,510)
  Unearned shares issued to MRDP ........................................        (1,146,195)        (1,298,859)
  Accumulated other comprehensive income (loss), net of tax..............        (2,200,954)         1,539,564
                                                                            ---------------    ---------------
    Total shareholders' equity ..........................................       108,799,903        114,140,905
                                                                            ---------------    ---------------
    Total liabilities and shareholders' equity ..........................   $ 1,447,563,701    $ 1,468,571,810
                                                                            ===============    ===============


      See notes to condensed consolidated financial statements.



                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)


                                                       Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                                           March 31, 2002      March 31, 2001    March 31, 2002    March 31, 2001
                                                          ---------------     ---------------   ---------------   ---------------
INTEREST INCOME
  Loans receivable ........................................   $13,329,697         $11,927,271       $27,289,669       $26,171,302
  Mortgage backed and related securities ..................     6,358,565           3,236,880        12,941,575         4,472,936
  Investment securities ...................................     2,081,079           1,925,899         4,248,324         3,972,434
  Federal funds sold ......................................        82,122             218,545           303,562           403,608
  Interest bearing deposits ...............................        70,084             141,618           133,316           246,282
                                                              -----------         -----------       -----------       -----------
    Total interest income .................................    21,921,547          17,450,213        44,916,446        35,266,562
                                                              -----------         -----------       -----------       -----------

INTEREST EXPENSE
  Deposit liabilities .....................................     7,509,908           7,491,515        16,757,286        15,094,850
  FHLB advances ...........................................     2,362,962           2,533,302         4,793,370         5,142,770
  Other ...................................................        23,693             128,570            64,961           253,988
                                                              -----------         -----------       -----------       -----------
    Total interest expense ................................     9,896,563          10,153,387        21,615,617        20,491,608
                                                              -----------         -----------       -----------       -----------
    Net interest income ...................................    12,024,984           7,296,826        23,300,829        14,774,954

Provision for loan losses .................................         3,000             153,000           156,000           381,000

                                                              -----------         -----------       -----------       -----------
    Net interest income after provision for
      loan losses .........................................    12,021,984           7,143,826        23,144,829        14,393,954
                                                              -----------         -----------       -----------       -----------

NON-INTEREST INCOME
  Fees and service charges ................................     1,986,660             935,358         3,789,532         1,806,014
  Gain on sale of investments .............................       119,101           2,501,874           119,101         2,509,793
  Gain on sale of real estate owned .......................         4,433               1,938            12,452            16,429
  Other income ............................................       811,145             268,203         1,281,827           488,617
                                                              -----------         -----------       -----------       -----------
    Total non-interest income .............................     2,921,339           3,707,373         5,202,912         4,820,853
                                                              -----------         -----------       -----------       -----------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense .....     5,523,630           3,121,325        10,899,141         6,030,270
  Occupancy expense .......................................     1,156,041             644,578         2,361,786         1,225,969
  Data processing expense .................................       406,630             257,484           779,718           488,509
  Insurance premium expense ...............................        51,483              33,879            83,758            68,670
  Loss on sale of investments .............................          --                  --                --              30,632
  Amortization of intangible assets .......................     1,378,135             413,169         2,756,270           826,339
  Other expense ...........................................     3,880,405           1,738,165         7,645,053         3,320,898
                                                              -----------         -----------       -----------       -----------
    Total non-interest expense ............................    12,396,324           6,208,600        24,525,726        11,991,287
                                                              -----------         -----------       -----------       -----------

Earnings before income taxes ..............................     2,546,999           4,642,599         3,822,015         7,223,520

Provision for income tax ..................................       875,894           1,687,796         1,329,801         2,583,673
                                                              -----------         -----------       -----------       -----------

Net earnings ..............................................   $ 1,671,105         $ 2,954,803       $ 2,492,214       $ 4,639,847
                                                              ===========         ===========       ===========       ===========

Earnings per common share - basic .........................   $      0.26         $      0.45       $      0.39       $      0.70
Earnings per common share - fully diluted .................   $      0.26         $      0.45       $      0.39       $      0.70
Weighted average common shares outstanding - basic ........     6,381,819           6,567,352         6,428,238         6,610,189
Weighted average common shares outstanding -  with dilution     6,402,420           6,585,719         6,447,131         6,623,185



     See notes to condensed consolidated financial statements.

                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED SEPTEMBER 30, 2001 AND THE SIX MONTHS ENDED MARCH 31, 2002
                                                         (Unaudited)
                                                                                Unearned       Unearned
                                  Common   Common   Additional                    shares         shares         Other         Total
                                   stock    stock      paid-in     Retained       issued         issued comprehensive  shareholders'
                                  shares   amount      capital     earnings      to ESOP        to MRDP income (loss)        equity
                               ---------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at October 1, 2000     6,692,428  $73,662  $37,701,796  $79,713,255   ($4,893,250)  ($2,498,378)  ($1,372,524) $108,724,561

Cash dividends                        --       --           --   (3,467,950)           --            --            --    (3,467,950)

Stock repurchased and retired   (550,221   (5,502)  (7,393,921)          --            --            --            --    (7,399,423)

ESOP contribution                 97,974       --      396,471           --       979,740            --            --     1,376,211

MRDP contribution                 76,618       --       13,708           --            --     1,199,519            --     1,213,227

Exercise of stock options        244,662    2,447    3,208,742           --            --            --            --     3,211,189
                               ---------  -------  -----------  -----------  ------------  ------------   -----------  ------------
                               6,561,461   70,607   33,926,796   76,245,305    (3,913,510)   (1,298,859)   (1,372,524)  103,657,815

Comprehensive income
     Net earnings                                                 7,571,002                                               7,571,002
   Other comprehensive
      income:
        Unrealized gain
        on securities,
        net of tax and
        reclassification
        adjustment   (1)                                                                                    2,912,088     2,912,088
                                                                                                                       ------------
          Total comprehensive
          income                                                                                                         10,483,090
                               ---------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at September 30, 2001  6,561,461   70,607   33,926,796   83,816,307    (3,913,510)   (1,298,859)    1,539,564   114,140,905

Cash dividends                        --       --           --   (1,666,552)           --            --            --    (1,666,552)

Stock repurchased and retired   (262,873)  (2,629)  (3,466,041)          --            --            --            --    (3,468,670)

ESOP contribution                     --       --      152,668           --       489,190            --            --       641,858

MRDP contribution                 14,202       --        6,854           --            --       152,664            --       159,518

Exercise of stock options         19,573      196      240,952           --            --            --            --       241,148
                               ---------  -------  -----------  -----------  ------------  ------------   -----------  ------------
                               6,332,363   68,174   30,861,229   82,149,755    (3,424,320)   (1,146,195)    1,539,564   110,048,207

Comprehensive loss
     Net earnings                                                 2,492,214                                               2,492,214
     Other comprehensive
        loss:
          Unrealized loss on
          securities, net of
          tax and
          reclassification
          adjustment   (2)                                                                                 (3,740,518)   (3,740,518)
                                                                                                                       ------------
          Total comprehensive
          loss                                                                                                           (1,248,304)
                               ---------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at
   March 31, 2002              6,332,363  $68,174  $30,861,229  $84,641,969   ($3,424,320)  ($1,146,195)  ($2,200,954) $108,799,903
                               =========  =======  ===========  ===========  ============  ============   ===========  ============

(1) Net unrealized holding gain on securities of $2,893,883 (net of $1,773,670 tax expense) less reclassification adjustment for net losses included in net earnings of $18,205 (net of $11,158 tax benefit).

(2) Net unrealized holding loss on securities of $3,712,479 (net of $2,275,390 tax benefit) less reclassification adjustment for net gains included in net earnings of $28,039 (net of $17,185 tax expense).

  See notes to consolidated financial statements.


                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                                               (Unaudited)


                                                                        Six Months Ended                         Six Months Ended
                                                                               March 31,                                March 31,
                                                                                    2002                                     2001
                                                                          --------------                           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                              $2,492,214                               $4,639,847

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                              3,798,741                                1,446,629
    Provision for loan losses                                                    156,000                                  381,000
    Disposition of allowance for loan losses                                          --                                 (231,842)
    Compensation expense related to ESOP benefit                                 641,858                                  562,758
    Compensation expense related to MRDP Trust                                   159,518                                  558,312
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities                    1,585,035                                   62,488
    Decrease in deferred loan fees, net of amortization                         (189,726)                              (2,547,764)
    Accretion of discounts on purchased loans                                      7,149                                    3,999
    Net (gain) loss on sale of real estate owned and
      premises and equipment                                                     (11,459)                                   3,494
    Net gain on sale of investment and mortgage
      backed and related securities                                             (119,101)                              (2,479,160)
    FHLB stock dividend                                                         (415,100)                                (387,400)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable                                                  358,288                                   32,816
    Other assets                                                               3,356,667                               (1,896,596)
    Accrued interest on deposit liabilities                                     (584,549)                                  47,504
    Accrued interest on borrowings                                                12,814                                    8,390
    Pension liabilities                                                           65,298                                   65,298
    Other liabilities                                                          1,050,472                                1,194,137
                                                                          --------------                           --------------
Net cash provided by operating activities                                     12,364,119                                1,463,910
                                                                          --------------                           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      available for sale                                                              --                               20,000,000
    Principal repayments received on mortgage
       backed and related securities held to maturity                            327,174                                  230,666
    Principal repayments received on mortgage
       backed and related securities available for sale                       48,029,224                               18,006,036
    Principal repayments received on loans                                   148,325,276                               51,021,891
    Loan originations                                                       (141,897,739)                             (48,292,954)
    Loans sold                                                                28,478,869                              200,747,467
    Purchase of investment securities available
      for sale                                                                (7,395,197)                             (47,211,334)
    Purchase of mortgage backed and related
      securities available for sale                                         (126,729,871)                            (259,486,468)
    Proceeds from sale of investment securities
      available for sale                                                      10,040,625                               10,367,746
    Proceeds from sale of mortgage backed and related
      securities available for sale                                                   --                               78,007,947
    Proceeds from sale of real estate owned and
      premises and equipment                                                     520,782                                  347,706
    Investment in real estate owned                                                   --                                  (69,210)
    Purchases of premises and equipment                                       (7,435,410)                              (1,577,305)
                                                                          --------------                           --------------
Net cash provided by (used in) investing activities                          (47,736,267)                              22,092,188
                                                                          --------------                           --------------



                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                                               (Unaudited)
                                                               (Continued)

                                                                        Six Months Ended                        Six Months Ended
                                                                               March 31,                                March 31,
                                                                                    2002                                     2001
                                                                          --------------                           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease)  in deposit liabilities,
      net of withdrawals                                                    ($11,259,787)                              $6,419,706
    Proceeds from FHLB advances                                               10,200,000                                       --
    Repayments of FHLB advances                                              (10,200,000)                                      --
    Proceeds from short term borrowings                                          200,000                                3,400,000
    Repayments of short term borrowings                                         (200,000)                              (4,700,000)
    Stock repurchase and retirement                                           (3,468,670)                              (2,011,085)
    Stock options exercised                                                      241,148                                       --
    Advances from borrowers for taxes and insurance                           (4,180,402)                              (7,016,901)
    Dividends paid                                                            (1,840,160)                              (1,914,461)
                                                                          --------------                           --------------
Net cash used in financing activities                                        (20,507,871)                              (5,822,749)
                                                                          --------------                           --------------
Net increase (decrease) in cash and cash
  equivalents                                                                (55,880,019)                              17,733,357

Cash and cash equivalents at beginning
  of period                                                                  118,388,566                               29,946,600

                                                                          --------------                           --------------
Cash and cash equivalents at end of period                                   $62,508,547                              $47,679,957
                                                                          ==============                           ==============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid                                                            $22,187,352                              $20,435,714
    Income taxes paid                                                          1,275,000                                1,730,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale                                                     ($3,740,518)                              $2,914,352
    Dividends declared and accrued in other
      liabilities                                                                890,158                                  936,806



    See notes to condensed consolidated financial statements


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 2002 and September 30, 2001, the results of operations for the three and six months ended March 31, 2002 and 2001 and cash flows for the six months ended March 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       COMPREHENSIVE INCOME

For the three months ended March 31, 2002, the Company's total comprehensive income was $42,330 compared to $4.7 million for the three months ended March 31, 2001. Total comprehensive income for the three months ended March 31, 2002 was comprised of net income of $1.7 million and other comprehensive loss of $1.6 million, net of tax. Total comprehensive income for the three months ended March 31, 2001 was comprised of net income of $3.0 million and other comprehensive income of $1.7 million, net of tax.

For the six months ended March 31, 2002, the Company's total comprehensive loss was $1.2 million compared to total comprehensive income of $7.6 million for the six months ended March 31, 2001. Total comprehensive income for the six months ended March 31, 2002 was comprised of net income of $2.5 million and other comprehensive loss of $3.7 million, net of tax. Total comprehensive income for the six months ended March 31, 2001 was comprised of net income of $4.6 million and other comprehensive income of $2.9 million, net of tax.

The significant fluctuations noted in total comprehensive income comparing the periods ended March 31, 2002 and 2001 resulted from changes in the market value of investment and mortgage-backed securities available for sale. There was an unrealized gain on securities available for sale in 2001 which turned to an unrealized loss in 2002.

3.        ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is summarized as follows:



                                                                    Six Month Ended                          Year Ended
                                                                          March 31,                       September 30,
                                                                               2002                                2001
                                                                     --------------                      --------------
Balance, beginning of period                                             $7,950,680                          $4,082,265
Charge-offs                                                                (117,214)                            (90,173)
Recoveries                                                                    3,948                              42,406
Provision for loss                                                          156,000                             387,000
Acquisitions                                                                     --                           3,761,024
Allowance reclassified with loan securitization                                  --                            (231,842)
                                                                     --------------                      --------------
Balance, end of period                                                   $7,993,414                          $7,950,680

                                                                     ==============                      ==============

At March 31, 2002 and 2001, impaired loans totaled zero. Specifically allocated loan loss reserves related to these loans totaled zero, for both periods. The average investment in impaired loans for the three months and six months ended March 31, 2002 was zero. The average investment in impaired loans for the three months and six months ended March 31, 2001 was $52,251 and $65,983, respectively.

There were no troubled debt restructurings at March 31, 2002 and 2001 or for the six months then ended.

4.       ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2002 consisted of one short term advance totaling $10.0 million and six long term advances totaling $158.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                              March 31, 2002                                      September 30, 2001
                            -------------------------------------------------------------------------------------------------------
                                                    Range of          Weighted                            Range of         Weighted
                                                    interest           average                            interest          average
                                    Amount             rates     interest rate             Amount            rates    interest rate
                            -------------------------------- -----------------     --------------   --------------  ---------------
Due within one year            $10,000,000             1.89%             1.89%        $10,000,000            3.60%            3.60%

After one but within
five years                              --                --                --                 --               --               --

After five but within
ten years                      158,000,000       4.77%-7.05%             5.86%        158,000,000      4.77%-7.05%            5.86%
                            --------------                                         --------------
                              $168,000,000                                           $168,000,000
                            ==============                                         ==============


5.       SHORT TERM BORROWINGS

Short term borrowings at March 31, 2002 consisted of $1.7 million in credit line borrowing from a financial institution at a rate of 3.83%.

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

7.       SHAREHOLDERS' EQUITY

On September 27, 2001, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. Five percent represents approximately 340,800 shares. As of March 31, 2002, the Company had repurchased 262,000 shares, or 76.88% of the shares to be repurchased, at a weighted average price per share of $13.19.

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

                                                                      For the Three Months Ended
                                                                      March 31,         March 31,
                                                                           2002              2001
                                                                      ---------         ---------
Weighted average common shares outstanding - basic                    6,381,819         6,567,352
                                                                      ---------         ---------
Effect of Dilutive Securities on Number of Shares:
Stock options                                                            12,502                --
MRDP shares                                                               8,099            18,367
                                                                      ---------         ---------
Total Dilutive Securities                                                20,601            18,367
                                                                      ---------         ---------
 Weighted average common shares outstanding - with dilution           6,402,420         6,585,719
                                                                      =========         =========

                                                                       For the Six Months Ended
                                                                      March 31,         March 31,
                                                                           2002              2001
                                                                      ---------         ---------

Weighted average common shares outstanding - basic                    6,428,238         6,610,189
                                                                      ---------         ---------
Effect of Dilutive Securities on Number of Shares:
Stock options                                                            11,355                --
MRDP shares                                                               7,913            12,996
                                                                      ---------         ---------
Total Dilutive Securities                                                19,268            12,996
                                                                      ---------         ---------
Weighted average common shares outstanding-with dilution              6,447,131         6,623,185
                                                                      =========         =========

9.       REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 2002:

                                                                                                   Categorized as "Well
                                                                                                    Capitalized" Under
                                                                      For Capital                   Prompt Corrective
                                           Actual                  Adequacy Purposes                 Action Provision
                                   -----------------------  ------------------------------- -------------------------------
                                         Amount     Ratio                 Amount     Ratio                Amount     Ratio
As of March 31, 2002:              ------------  ----------         ------------ ----------         ------------ ----------
 Total Capital:                     $85,608,487     11.7%            $58,702,768      8.0%           $73,378,460     10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     77,622,388     10.1%                    N/A       N/A            44,027,076      6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     77,622,388      5.5%             56,152,552      4.0%            70,190,690      5.0%
  (To Total Assets)
 Tangible Capital:                   77,622,388      5.5%             21,057,207      1.5%                   N/A       N/A
  (To Tangible Assets)

10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which is effective October 1, 2002 for the Company. SFAS No. 142 will require that goodwill no longer be amortized and instead be tested for impairment at least annually. In addition, the standard includes provisions for the accounting and reporting of certain existing recognized intangibles and goodwill. Management is currently evaluating the effect that SFAS No. 142 may have on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective October 1, 2002 for the Company. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. Management is currently evaluating the effect that adoption of SFAS No. 144 may have on its consolidated financial statements.

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

Critical Accounting Policies and Estimates
The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan and lease losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan and lease losses is established to absorb known and inherent losses attributable to loans and leases outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 80 percent of the
Company's loan portfolio is secured by real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan and lease losses.

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

At March 31, 2002 the Company had approximately $42.8 million in core deposit intangibles and other intangible assets as a result of business combinations. Because these intangible assets were generated by purchases of bank branches, the Company is required to account for them under SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," rather than SFAS No. 142, "Goodwill and Other Intangible Assets". Ongoing analysis of the fair value of recorded core deposit intangibles and other intangibles for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets.

The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

General
The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At March 31, 2002, the Company had total consolidated assets of $1.4 billion and consolidated shareholders' equity of $108.8 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

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

During the last 12 months, new management has been updating many areas of the Company that had been negatively affected by very conservative historical spending patterns. Projects to update existing branches and make needed repairs were completed. Programs necessary for training employees and updating phone systems and information technology have been implemented. These initiatives have resulted in increased non-interest expense comparing the current period with that of a year ago. The Company believes these improvements in strategic areas will contribute to the bottom line in the future. The Company intends to continue to focus on efficiency issues and the effort to capitalize on the training and technology put in place.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 55 office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Market Risk and Asset/Liability Management

Because the majority of the Company's assets have historically been 15 to 30-year fixed rate mortgages which were funded by shorter term liabilities, the Company's interest rate risk sensitivity has been high. In order to reduce that sensitivity, the Company completed a loan securitization, reducing the balance of long term, fixed-rate mortgages in the loan portfolio. In addition, the acquisition of 13 WAMU branches added significant commercial and consumer loan balances to the portfolio mix, further reducing the interest rate sensitivity. Both of these strategies were reflected in the market risk as reported at September 30, 2001, and the market risk and sensitivity profile at March 31, 2002 is consistent with that reported in the Annual Report.

Changes in Financial Condition

At March 31, 2002, the consolidated assets of the Company totaled $1.4 billion, down slightly from $1.5 billion at September 30, 2001.

Net loans receivable decreased by $35.0 million to $645.0 million at March 31, 2002, from $680.0 million at September 30, 2001. The decrease is the result of sale of $28.5 million in single family mortgage loans during the six months ended March 31, 2002 as well as loan repayments exceeding loan originations.

Investment securities decreased $5.7 million, or 3.66% from $155.3 million at September 30, 2001 to $149.6 million at March 31, 2002. This decrease was the combined result of purchase of $7.4 million in securities, sale of $10.0 million of investment securities available for sale and a $3.0 million decline in the mark to market adjustment for available for sale securities.

During the six months ended March 31, 2002, the Company purchased $126.7 million of mortgage-backed securities ("MBS"). In addition, $48.3 million was received in principal repayments on MBS, resulting in an overall increase in the balance of MBS from $423.3 million at September 30, 2001 to $497.2 million at March 31, 2002.

Other assets decreased by $4.9 million, or 55.63%, from $8.9 million at September 30, 2001 to $3.9 million at March 31, 2002. The balance at September 30, 2001 included a $4.1 million receivable from Washington Mutual Bank related to the final settlement for the branch acquisition in September 2001.

Deposit liabilities decreased $11.3 million, or 0.98%, from $1.15 billion at September 30, 2001 to $1.14 billion at March 31, 2002. The decrease reflects the Company's pricing strategy in light of its high liquidity and low loan to deposit ratio.

Advances from borrowers for taxes and insurance decreased $4.2 million from September 30, 2001 to March 31, 2002. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

The Company's total borrowings remained consistent from September 30, 2001 to March 31, 2002.

Total shareholders' equity decreased $5.3 million, or 4.68%, from $114.1 million at September 30, 2001 to $108.8 million at March 31, 2002. This decrease was the combined result of earnings of $2.5 million which were more than offset by a $3.5 million reduction due to repurchase and retirement of shares, payment of $1.7 million in common stock dividends for the six month period and a $3.7 million unrealized loss on securities available for sale.

Results of Operations

         Comparison of Six Months Ended March 31, 2002 and 2001

General.
Over the last twelve months, the Company has grown from 35 branches to 55 branches. The impact of this growth is seen in interest income, non-interest income, and non-interest expense.

Interest Income.
Interest income increased by $9.6 million, showing the combined effects of a $409.0 million increase in average interest earning assets and a 79 basis point decrease in yield from March 31, 2001 to March 31, 2002. Interest income on loans receivable increased $1.1 million, or 4.27%, from $26.2 million for the six months ended March 31, 2001 to $27.3 million for the same period of 2002. This increase was a result of the $8.0 million increase in average loans receivable due to the loans acquired with Washington Mutual Bank branches in September 2001. The average yield on interest earning assets decreased 79 basis points to 6.55% for the six months ended March 31, 2002 compared to 7.34% for the same period ended March 31, 2001. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) increased from 2.35% to 2.95% and interest rate margin (net interest income divided by average interest earning assets) increased from 3.07% to 3.40% comparing the six month periods. The increases in interest rate spread and margin are primarily a result of the decreased cost of deposits due to the addition of significant balances in non-interest bearing accounts with the WAMU acquisition.

Interest Expense.
Total interest expense increased $1.1 million, or 5.49%, for the six months ended March 31, 2002 compared to the same period in 2001. That increase was the combined result of a $1.7 million increase in interest on deposit liabilities and a $349,400 decrease in interest expense on FHLB advances and other liabilities. The average balance of deposit liabilities increased $385.6 million and the average rate paid on deposits decreased by 144 basis points as a result of the addition of $423.5 million in deposit liabilities with the WAMU branch acquisition in September 2001. The composition of the acquired deposits, with 18.38% non-interest bearing demand deposits and an additional 33.66% of interest- bearing demand deposits with low rates of interest, reduced the overall cost of deposits significantly. The result is evident in the modest 11.01% increase in interest expense on deposits coupled with a 60.08% increase in the average balance of deposits, comparing the six month periods ended March 31, 2002 and 2001. The average balance of borrowings decreased $8.0 million from $177.8 million for the six months ended March 31, 2001 to $169.8 million for the same period ended March 31, 2002. In addition, the rate paid on borrowings decreased by 34 basis points from 6.03% for the six months ended March 31, 2001 to 5.69% for the same period in 2002.

Provision for Loan Losses.
The provision for loan losses was $156,000 and there were $117,214 of charge offs and $3,948 of recoveries during the six months ended March 31, 2002 compared to a $381,000 provision with $47,247 of charge offs and $34,866 of recoveries during the six months ended March 31, 2001.

At March 31, 2002, the allowance for loan losses was equal to 1233.5% of total non-performing assets compared to 297.1% at March 31, 2001. The increase in the coverage ratio was the result of a decrease in non-performing assets and a higher allowance which incorporates the risk factors associated with the significant increase in commercial and consumer loans over the last 12 months. The ratio of non- performing assets to total assets decreased from 0.14% at March 31, 2001 to 0.04% at March 31, 2002. The decrease primarily relates to a decrease in real estate owned, which is included in non-performing assets. At March 31, 2002, the Company had no restructured loans.

Non-Interest Income.
Non-interest income increased $382,059, or 7.93%, to $5.2 million for the six months ended March 31, 2002 from $4.8 million for the six months ended March 31, 2001. During the quarter ended March 31, 2001, the Company recorded the sale of MBS resulting from the loan securitization at a gain of $2.5 million which is compared to a $119,101 gain on sale of investments recorded in the period ended March 31, 2002. Disregarding the gains on sales of securities, non-interest income increased from $2.3 million for the six months ended March 31, 2001 to $5.1 million for the same period in 2002, a 119.98% increase. Fees and service charges improved significantly, increasing by 109.83% over the same period last year due to the acquisition of deposit accounts subject to service charges and increased loan servicing income. Increased income from sale of mortgage loans and retail investment activities can be seen in the 162.34% increase in other non-interest income from $488,617 for the six months ended March 31, 2001 to $1.3 million for the six months ended March 31, 2002.

Non-Interest Expense.
In large part due to the September 2001 branch acquisition and the opening of seven de novo branches during the past year, non-interest expense increased $12.5 million, or 104.53%, to $24.5 million for the six months ended March 31, 2002, from $12.0 million for the comparable period in 2001. The growth was accompanied by an increase in employees from 270 full-time equivalents at March 31, 2001 to 496 a year later, an 83.70% increase. Correspondingly, compensation, employee benefits, and related expense increased $4.9 million, or 80.74% from $6.0 million for the six months ended March 31, 2001 to $10.9 million for the same period in 2002. Occupancy expense increased by $1.1 million, or 92.65%, comparing the six months ended March 31, 2002 with the same period of 2001 due to the addition of the branches. Insurance premium expense increased 21.97% as expected due to the increase in deposit balances on which premiums are based. Other expense increased $4.3 million, or 130.18%, from $3.3 million for the six months ended March 31, 2001 to $7.6 million for the same period in 2002. The increase in branches, accounts, and employees was followed by significant increases in most expense categories, including telephone, postage, office supplies, advertising, license and maintenance fees, ATM expense, and checking department expense. Additionally, the increase in loans serviced for FNMA (after the loan securitization in February 2001) resulted in a $513,000 increase in expense related to FNMA loan pools sold and amortization of the related mortgage servicing rights, comparing the six month periods ended March 31 2002 and 2001.

Income Taxes.
The provision for income taxes decreased $1.3 million for the six months ended March 31, 2002 compared with the prior year. The effective tax rate was 34.79% for the six months ended March 31, 2002 compared to 35.77% for the same period of 2001. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

         Comparison of Three Months Ended March 31, 2002 and 2001

General.
As noted for the six months ended March 31, 2002, the WAMU branch acquisition had significant impact on the results of the quarter ended March 31, 2002 compared to the same quarter a year ago. Net income decreased $1.3 million, or 43.44%, from $3.0 million for the three months ended March 31, 2001 to $1.7 million for the three months ended March 31, 2002. This decrease resulted primarily from the $2.5 million gain on sale of MBS recorded for the quarter ended March 31, 2001 which was not repeated in the current quarter.

Interest Income.
The Company recorded interest income of $21.9 million in the second quarter ended March 31, 2002, an increase of 25.62% from $17.5 million for the same period last year. Average interest earning assets increased by $396.1 million, or 41.25%, due to the branch acquisition. Yield decreased from 7.27% for the quarter ended March 31, 2001 to 6.47% for the same period of 2002. Yields increased slightly on loans due to the increase in the proportion of higher rate commercial and consumer loans in the portfolio after the branch acquisition. Yields on MBS, investment securities, and cash balances decreased as rates declined over the year. Also, funds obtained in the acquisition were invested during a period of low rates, reducing the overall yield of interest-earning assets.

Interest Expense.
Total interest expense decreased 2.53%, from $10.2 million for the quarter ended March 31, 2001 to $9.9 million for the quarter ended March 31, 2002. Average deposits increased by $380.2 million comparing the three months ended March 31, 2001 to 2002, while the average interest paid on interest-bearing deposits decreased 173 basis points from 4.67% for the three months ended March 31, 2001 to 2.94% for the same period ended March 31, 2002. Both the increase in average balance and the decrease in rate paid resulted from the branch acquisition. The average balance of borrowings decreased $8.7 million, from $178.4 million for the three months ended March 31, 2001 to $169.7 million for the same period ended March 31, 2002, resulting in a decrease in interest on borrowings of $275,217 for the three months ended March 31, 2002 compared with the same period ended March 31, 2001. The rate paid on borrowings decreased by 33 basis points from 5.94% for the quarter ended March 31, 2001 to 5.61% for the same period in 2002.

Provision for Loan Losses.
The provision for loan losses was $3,000 and there were $72,984 of charge offs, and $3,948 of recoveries during the three months ended March 31, 2002 compared to a $153,000 provision with $30,994 of charge offs and $34,089 of recoveries during the three months ended March 31, 2001. Based on the Company's analysis of the allowance for loan losses, the allowance is adequate to cover anticipated losses in the loan portfolio and additional provision for losses was not considered necessary.

Non-Interest Income.
Non-interest income decreased $786,034, or 21.20%, to $2.9 million for the three months ended March 31, 2002 from $3.7 million for the three months ended March 31, 2001. Again, the $2.5 million gain on sale in the prior year is the primary cause of the decrease. However, income from fees and service charges showed significant growth, increasing by 112.40% from $935,358 for the quarter ended March 31, 2001 to $2.0 million for the current quarter.

Non-Interest Expense.
Non-interest expense increased $6.2 million, or 99.66%, to $12.4 million for the three months ended March 31, 2002, from $6.2 million in the comparable period in 2001. All categories of non- interest expense increased due to the WAMU branch acquisition and addition of seven de novo branches over the last 12 months. Compensation, employee benefits and related expense showed an increase of 76.96% which reflects the addition of staff both at the acquired branches and de novo branches, as well as in support and back office areas. The number of full-time equivalent employees increased from 296 at March 31, 2001 to 470 at March 31, 2002. The acquired and newly-built branches were operating for the entire quarter ended March 31, 2002, pushing occupancy expense up by 79.35% compared to the same quarter a year ago. Data processing expense also increased 57.92% due to the additional accounts and locations. Other expense increased by $2.1 million, or 123.25%, primarily due to increased costs with the growth in branches.

Income Taxes.
The provision for income taxes decreased $811,902 for the three months ended March 31, 2002 compared with the prior year. The effective tax rate was 34.39% for the quarter ended March 31, 2002 compared to 36.35% for the same period of 2001. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

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


Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held an annual meeting on January 30, 2002. The election of three directors was brought before the security holders for vote. The following three directors were nominated and elected for three-year terms:

                                               Vote For              Vote Withheld
                                              ---------                    -------
         Kermit K. Houser                     5,739,075                    548,280
         J. Gillis Hannigan                   5,900,545                    386,810
         Dianne E. Spires                     5,870,705                    416,650

          The following directors continue in office for their respective remaining terms: Timothy A. Bailey (one-year term), James D. Bocchi (one-year term), William C. Dalton (one-year term), Rodney N. Murray (two-year term), and Bernard Z. Agrons (two-year term).

          Approval of the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending September 30, 2002 was brought before the security holders for vote. The appointment was approved as follows:

               Vote For         Vote Against           Vote Withheld
              6,010,965              241,637                  34,753

          No additional items were on the agenda of the annual meeting and no items were brought to a vote during the meeting.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                KLAMATH FIRST BANCORP, INC.

Date:    May 14, 2002                           By: /s/ Kermit K. Houser
                                                -------------------------------
                                                Kermit K. Houser, President and
                                                Chief Executive Officer


Date:    May 14, 2002                           By: /s/ Marshall Jay Alexander
                                                -------------------------------
                                                Marshall Jay Alexander,
                                                Executive Vice President and
                                                Chief Financial Officer