Form 10-Q
period 2002-06-30
KLAMATH FIRST BANCORP INC
filed 2002-08-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2002

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

As of July 19, 2002, there were issued 6,792,840 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                            Page
                                                                       -------
         Unaudited Condensed Consolidated Balance Sheets
         (As of June 30, 2002 and September 30, 2001)                        3

         Unaudited Condensed Consolidated Statements of Earnings (For
         the three months and nine months ended June 30, 2002 and 2001)      4

         Unaudited Condensed Consolidated Statements of Shareholders'
         Equity For the year ended September 30, 2001 and for
         the nine months ended June 30, 2002)                                5

         Unaudited Condensed Consolidated Statements of Cash Flows
         (For the nine months ended June 30, 2002 and 2001)              6 - 7

         Notes to Condensed Consolidated Financial Statements           8 - 11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           12 - 17

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                  18

Item 2.  Changes in Securities                                              18

Item 3.  Defaults Upon Senior Securities                                    18

Item 4.  Submission of Matters to a Vote of Security Holders                18

Item 5.  Other Information                                                  18

Item 6.  Exhibits and Reports on Form 8-K                                   18

Signatures                                                                  19



                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                         AS OF JUNE 30, 2002 AND SEPTEMBER 30, 2001
                                                        (Unaudited)



                                                                                June 30, 2002                September 30, 2001
ASSETS                                                                     ------------------               -------------------

Cash and due from banks                                                           $40,153,790                       $40,446,042
Interest bearing deposits with banks                                               15,776,634                         3,791,252
Federal funds sold and securities purchased under agreements to resell             11,883,283                        74,151,272
                                                                           ------------------                ------------------
   Total cash and cash equivalents                                                 67,813,707                       118,388,566

Investment securities available for sale, at fair value
  (amortized cost: $142,212,811 and $154,190,612)                                 141,266,711                       154,675,760
Investment securities held to maturity, at amortized cost (fair
  value: $457,000 and $594,429)                                                       457,000                           592,388
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $532,363,765 and $419,639,650)                           538,725,516                       421,637,670
Mortgage backed and related securities held to maturity, at amortized
  cost (fair value: $384,874 and $1,642,174)                                          378,288                         1,620,612
Loans receivable, net                                                             626,489,797                       679,990,308
Real estate owned and repossessed assets                                                   --                           445,855
Premises and equipment, net                                                        23,658,860                        16,911,912
Stock in Federal Home Loan Bank of Seattle, at cost                                13,309,200                        12,698,000
Accrued interest receivable                                                         8,144,553                         8,657,586
Core deposit intangible and other intangible assets, net                           41,681,194                        44,088,926
Other assets                                                                        3,958,479                         8,864,227
                                                                           ------------------                ------------------
   Total assets                                                                $1,465,883,305                    $1,468,571,810
                                                                           ==================                ==================
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities                                                          $1,148,588,776                    $1,152,824,144
  Accrued interest on deposit liabilities                                             774,721                         1,574,606
  Advances from borrowers for taxes and insurance                                   4,022,853                         6,637,994
  Advances from Federal Home Loan Bank of Seattle                                 158,000,000                       168,000,000
  Short term borrowings                                                             1,700,000                         1,700,000
  Accrued interest on borrowings                                                      774,476                           801,743
  Pension liabilities                                                               1,040,095                           942,148
  Deferred income taxes                                                             1,711,690                           597,345
  Other liabilities                                                                 6,606,701                         6,799,241
                                                                           ------------------                ------------------
    Total liabilities                                                           1,323,219,312                     1,339,877,221
                                                                           ------------------                ------------------
 Mandatorily redeemable preferred securities issued by subsidiary                  27,172,358                        14,553,684
                                                                           ------------------                ------------------

    Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued                  --                                --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   June 30, 2002 - 6,792,840 issued, 6,317,481 outstanding
   September 30, 2001 - 7,060,667 issued, 6,561,461 outstanding                        67,928                            70,607
  Additional paid-in capital                                                       30,582,242                        33,926,796
  Retained earnings-substantially restricted                                       85,735,578                        83,816,307
  Unearned shares issued to ESOP                                                   (3,179,725)                       (3,913,510)
  Unearned shares issued to MRDP                                                   (1,072,095)                       (1,298,859)
  Accumulated other comprehensive income, net of tax                                3,357,707                         1,539,564
                                                                           ------------------                ------------------
    Total shareholders' equity                                                    115,491,635                       114,140,905
                                                                           ------------------                ------------------
    Total liabilities and shareholders' equity                                 $1,465,883,305                    $1,468,571,810
                                                                           ==================                ==================

      See notes to condensed consolidated financial statements.



                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                        CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                         (Unaudited)


                                                          Three Months Ended Three Months Ended Nine Months Ended Nine Months Ended
                                                                    June 30,           June 30,          June 30,          June 30,
                                                                        2002               2001              2002              2001
                                                              --------------     --------------    --------------    --------------
INTEREST INCOME
  Loans receivable ......................................    $    12,618,019    $    10,638,837   $    39,907,688   $    36,810,139
  Mortgage backed and related securities ................          6,742,373          3,384,061        19,683,948         7,856,997
  Investment securities .................................          2,024,664          2,040,965         6,272,989         6,013,399
  Federal funds sold ....................................             63,912            502,589           367,474           906,197
  Interest bearing deposits .............................             81,474            215,959           214,789           462,241
                                                             ---------------    ---------------   ---------------   ---------------
    Total interest income ...............................         21,530,442         16,782,411        66,446,888        52,048,973
                                                             ---------------    ---------------   ---------------   ---------------

INTEREST EXPENSE
  Deposit liabilities ...................................          6,794,895          7,398,017        23,552,181        22,492,867
  FHLB advances .........................................          2,382,310          2,460,082         7,175,680         7,602,852
  Other .................................................             31,317             58,006            96,278           311,994
                                                             ---------------    ---------------   ---------------   ---------------
    Total interest expense ..............................          9,208,522          9,916,105        30,824,139        30,407,713
                                                             ---------------    ---------------   ---------------   ---------------
    Net interest income .................................         12,321,920          6,866,306        35,622,749        21,641,260

Provision for loan losses ...............................               --                3,000           156,000           384,000

                                                             ---------------    ---------------   ---------------   ---------------
    Net interest income after provision for
      loan losses .......................................         12,321,920          6,863,306        35,466,749        21,257,260
                                                             ---------------    ---------------   ---------------   ---------------

NON-INTEREST INCOME
  Fees and service charges ..............................          1,940,957          1,208,271         5,730,489         3,014,285
  Gain on sale of investments ...........................            435,315          1,681,584           554,416         4,191,377
  Gain on sale of real estate owned .....................             13,400             33,415            25,852            49,843
  Other income ..........................................            664,788            276,456         1,946,615           765,073
                                                             ---------------    ---------------   ---------------   ---------------
    Total non-interest income ...........................          3,054,460          3,199,726         8,257,372         8,020,578
                                                             ---------------    ---------------   ---------------   ---------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ...          5,724,543          3,423,610        16,623,684         9,453,880
  Occupancy expense .....................................          1,214,810            682,389         3,576,596         1,908,358
  Data processing expense ...............................            382,571            252,267         1,162,289           740,776
  Insurance premium expense .............................             49,700             32,285           133,458           100,955
  Loss on sale of investments ...........................              2,538               --               2,538            30,632
  Amortization of intangible assets .....................          1,382,205            413,169         4,138,475         1,239,508
  Other expense .........................................          3,647,403          2,058,228        11,292,456         5,379,125
                                                             ---------------    ---------------   ---------------   ---------------
    Total non-interest expense ..........................         12,403,770          6,861,948        36,929,496        18,853,234
                                                             ---------------    ---------------   ---------------   ---------------

Earnings before income taxes ............................          2,972,610          3,201,084         6,794,625        10,424,604

Provision for income tax ................................          1,044,375          1,085,447         2,374,176         3,669,120
                                                             ---------------    ---------------   ---------------   ---------------

Net earnings ............................................    $     1,928,235    $     2,115,637   $     4,420,449   $     6,755,484
                                                             ===============    ===============   ===============   ===============

Earnings per common share - basic .......................    $          0.30    $          0.32   $          0.69   $          1.02
Earnings per common share - fully diluted ...............    $          0.30    $          0.31   $          0.68   $          1.02
Weighted average common shares outstanding - basic ......          6,398,027          6,629,275         6,418,168         6,616,551
Weighted average common shares outstanding -  with dilution        6,500,451          6,732,583         6,467,611         6,641,484



     See notes to condensed consolidated financial statements.



                                         KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        FOR THE YEAR ENDED SEPTEMBER 30, 2001 AND THE NINE MONTHS ENDED JUNE 30, 2002
                                                         (Unaudited)

                                                                                Unearned       Unearned   Accumulated
                                  Common   Common   Additional                    shares         shares         Other         Total
                                   stock    stock      paid-in     Retained       issued         issued comprehensive  shareholders'
                                  shares   amount      capital     earnings      to ESOP        to MRDP income (loss)        equity
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------

Balance at October 1, 2000     6,692,428  $73,662  $37,701,796  $79,713,255  ($4,893,250)  ($2,498,378)   ($1,372,524) $108,724,561

Cash dividends                        --       --           --   (3,467,950)          --            --             --    (3,467,950)

Stock repurchased and
retired                         (550,221)  (5,502)  (7,393,921)          --           --            --             --    (7,399,423)

ESOP contribution                97,974        --      396,471           --      979,740            --             --     1,376,211

MRDP contribution                76,618        --       13,708           --           --     1,199,519             --     1,213,227

Exercise of stock options       244,662     2,447    3,208,742           --           --            --             --     3,211,189
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
                              6,561,461    70,607   33,926,796   76,245,305   (3,913,510)   (1,298,859)    (1,372,524)  103,657,815

Comprehensive income
  Net earnings                                                    7,571,002                                               7,571,002
  Other comprehensive income:
    Net unrealized gain on
    securities, net of tax
    and reclassification
    adjustment   (1)                                                                                        2,912,088     2,912,088
                                                                                                                       ------------
    Total comprehensive income                                                                                           10,483,090
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at Sept. 30, 2001     6,561,461    70,607   33,926,796   83,816,307   (3,913,510)   (1,298,859)     1,539,564   114,140,905

Cash dividends                       --        --           --   (2,501,178)          --            --             --    (2,501,178)

Stock repurchased and retired  (297,186)   (2,972)  (4,006,785)          --           --            --             --    (4,009,757)

ESOP contribution                    --        --      283,534           --      733,785            --             --     1,017,319

MRDP contribution                23,847        --        9,402           --           --       226,764             --       236,166

Exercise of stock options        29,359       293      369,295           --           --            --             --       369,588
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
                              6,317,481    67,928   30,582,242   81,315,129   (3,179,725)   (1,072,095)     1,539,564   109,253,043

Comprehensive income
  Net earnings                                                    4,420,449                                               4,420,449
  Other comprehensive income:
    Net unrealized gain on
    securities, net of tax
    and reclassification
    adjustment   (2)                                                                                        1,818,143     1,818,143
                                                                                                                       ------------
    Total comprehensive loss                                                                                              6,238,592
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at June 30, 2002      6,317,481   $67,928  $30,582,242  $85,735,578  ($3,179,725)  ($1,072,095)    $3,357,707  $115,491,635
                              ==========  =======  ===========  ===========  ============  ============   ===========  ============

(1)      Net unrealized holding gain on securities of $2,893,883 (net of $1,773,670 tax expense) adjusted for reclassification adjustment for net losses included in net earnings of $18,205 (net of $11,158 tax benefit).
(2)      Net unrealized holding gain on securities of $1,711,506 (net of $1,048,987 tax expense) adjusted for reclassification adjustment for net losses included in net earnings of $106,637 (net of $65,358 tax benefit).


  See notes to condensed consolidated financial statements.

                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                                               (Unaudited)


                                                                       Nine Months Ended                        Nine Months Ended
                                                                                June 30,                                 June 30,
                                                                                    2002                                     2001
                                                                          --------------                           --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                              $4,420,449                               $6,755,484

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization                                              5,758,925                                2,198,018
    Provision for loan losses                                                    156,000                                  384,000
    Compensation expense related to ESOP benefit                               1,017,319                                  905,872
    Compensation expense related to MRDP Trust                                   236,166                                1,152,775
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities                    2,569,112                                  (17,115)
    Decrease in deferred loan fees, net of amortization                         (424,509)                              (2,670,625)
    Net (gain) loss on sale of real estate owned and
      premises and equipment                                                     (25,081)                                   8,499
    Net gain on sale of investment and mortgage
      backed and related securities                                             (551,879)                              (4,160,745)
    FHLB stock dividend                                                         (611,200)                                (601,400)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable                                                  513,033                                  271,823
    Other assets                                                               3,055,005                               (2,615,003)
    Accrued interest on deposit liabilities                                     (799,885)                                   6,207
    Accrued interest on borrowings                                               (27,267)                                 (51,689)
    Pension liabilities                                                           97,947                                   97,947
    Other liabilities                                                             36,600                                  207,271
                                                                          --------------                           --------------
Net cash provided by operating activities                                     15,420,735                                1,871,319
                                                                          --------------                           --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
       held to maturity                                                               --                                  130,000
    Proceeds from maturity of investment securities
      available for sale                                                         135,000                               33,000,000
    Principal repayments received on mortgage
       backed and related securities held to maturity                          1,236,726                                  368,568
    Principal repayments received on mortgage
       backed and related securities available for sale                       75,803,542                               33,027,344

    Principal repayments received on loans                                   209,974,397                               84,457,547
    Loan originations                                                       (202,059,567)                             (81,303,592)
    Loans purchased                                                           (1,683,363)                                      --

    Loans sold                                                                47,345,825                               18,834,094
    Purchase of investment securities available
      for sale                                                               (19,389,464)                             (62,725,695)
    Purchase of mortgage backed and related
      securities available for sale                                         (207,107,177)                             (84,359,568)
    Proceeds from sale of investment securities
      available for sale                                                      31,437,125                               10,367,746
    Proceeds from sale of mortgage backed and related
      securities available for sale                                           16,507,507                              144,259,981
    Proceeds from sale of real estate owned and
      premises and equipment                                                     653,574                                  801,610
    Investment in real estate owned                                                   --                                  (86,741)
    Purchases of premises and equipment                                       (8,247,398)                              (2,532,213)
                                                                          --------------                           --------------
Net cash provided by (used in) investing activities                          (55,393,273)                              94,239,081
                                                                          --------------                           --------------



                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            FOR THE NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                                               (Unaudited)
                                                               (Continued)

                                                                       Nine Months Ended                        Nine Months Ended
                                                                                June 30,                                 June 30,
                                                                                    2002                                     2001
                                                                          --------------                           --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Increase (decrease)  in deposit liabilities,
      net of withdrawals                                                     ($4,235,368)                             $15,217,371
    Proceeds from FHLB advances                                               52,700,000                                2,000,000
    Repayments of FHLB advances                                              (62,700,000)                              (7,000,000)
    Proceeds from short term borrowings                                          200,000                                3,400,000
    Repayments of short term borrowings                                         (200,000)                              (4,700,000)
    Issuance of mandatorily redeemable preferred securities, net              12,618,674                                       --
    Stock repurchase and retirement                                           (4,009,757)                              (2,284,216)
    Stock options exercised                                                      369,588                                       --
    Advances from borrowers for taxes and insurance                           (2,615,141)                              (4,797,928)
    Dividends paid                                                            (2,730,317)                              (2,851,267)
                                                                          --------------                           --------------
Net cash used in financing activities                                        (10,602,321)                              (1,016,040)
                                                                          --------------                           --------------
Net increase (decrease) in cash and cash
  equivalents                                                                (50,574,859)                              95,094,360

Cash and cash equivalents at beginning
  of period                                                                  118,388,566                               29,946,600

                                                                          --------------                           --------------
Cash and cash equivalents at end of period                                   $67,813,707                             $125,040,960
                                                                          ==============                           ==============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME TAXES PAID
    Interest paid                                                            $31,651,291                              $30,453,195
    Income taxes paid                                                          1,455,000                                3,930,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Mortgage loans securitized and classified as
       mortgage-backed securities available for sale                                 $--                             $190,300,518
    Net unrealized gain (loss) on securities
      available for sale                                                      $1,818,143                                ($119,143)
    Dividends declared and accrued in other
      liabilities                                                                891,430                                  932,716

    See notes to condensed consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of June 30, 2002 and September 30, 2001, the results of operations for the three and nine months ended June 30, 2002 and 2001 and cash flows for the nine months ended June 30, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       COMPREHENSIVE INCOME

For the three months ended June 30, 2002, the Company's total comprehensive income was $7.5 million compared to $454,666 for the three months ended June 30, 2001. Total comprehensive income for the three months ended June 30, 2002 was comprised of net earnings of $1.9 million and other comprehensive income of $5.6 million, net of tax. Total comprehensive income for the three months ended June 30, 2001 was comprised of net earnings of $2.1 million and other comprehensive loss of $1.7 million, net of tax.

For the nine months ended June 30, 2002, the Company's total comprehensive income was $6.2 million compared to total comprehensive income of $1.2 million for the nine months ended June 30, 2001. Total comprehensive income for the nine months ended June 30, 2002 was comprised of net earnings of $4.4 million and other comprehensive income of $1.8 million, net of tax. Total comprehensive income for the nine months ended June 30, 2001 was comprised of net earnings of $2.5 million and other comprehensive loss of $3.7 million, net of tax.

The significant fluctuations noted in total comprehensive income comparing the periods ended June 30, 2002 and 2001 resulted from changes in the market value of investment and mortgage-backed securities available for sale. There was an unrealized loss on securities available for sale in 2001 which turned to an unrealized gain in 2002.

3.        ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses is summarized as follows:

                                                                  Nine Months Ended                          Year Ended
                                                                           June 30,                       September 30,
                                                                               2002                                2001
                                                                     --------------                      --------------
Balance, beginning of period                                             $7,950,680                          $4,082,265
Charge-offs                                                                (249,417)                            (90,173)
Recoveries                                                                    7,707                              42,406
Provision for loss                                                          156,000                             387,000
Acquisitions                                                                     --                           3,761,024
Allowance reclassified with loan securitization                                  --                            (231,842)
                                                                     --------------                      --------------
Balance, end of period                                                   $7,864,970                          $7,950,680

                                                                     ==============                      ==============

At June 30, 2002 and 2001, impaired loans totaled zero and $2,812, respectively. Specifically allocated loan loss reserves related to these loans totaled zero for both periods. The average investment in impaired loans for the three months and nine months ended June 30, 2002 was zero. The average investment in impaired loans for the three months and nine months ended June 30, 2001 was $937 and $44,301, respectively.

At June 30, 2002, troubled debt restructurings totaled $59,000 and consisted of one commercial loan and one consumer loan. There were no troubled debt restructurings at June 30, 2001 or for the nine months then ended.

4.       ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2002 consisted of six long term advances totaling $158.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                                June 30, 2002                                      September 30, 2001
                          -----------------------------------------------------     ------------------------------------------------
                                                     Range of          Weighted                            Range of         Weighted
                                                     interest           average                            interest          average
                                     Amount             rates     interest rate             Amount            rates    interest rate
                          -----------------   ---------------   ---------------     --------------   --------------   --------------
Due within one year            $         --                --                --       $ 10,000,000            3.60%            3.60%

After five but within
ten years                       158,000,000       4.77%-7.05%             5.86%        158,000,000      4.77%-7.05%            5.86%
                             --------------                                         --------------
                               $158,000,000                                           $168,000,000
                             ==============                                         ==============


5.       SHORT TERM BORROWINGS

The Company had short term borrowings of $1.7 million at June 30, 2002 and September 30, 2001. The borrowings consisted of one line of credit at Key Bank that was fully disbursed. This line carries interest based on one-month LIBOR plus 1.95% which was 3.83% and 5.58% at June 30, 2002 and September 30, 2001, respectively.

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

7.       SHAREHOLDERS' EQUITY

On September 27, 2001, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. Five percent represents approximately 340,800 shares. As of June 30, 2002, the Company had repurchased 292,000 shares, or 85.68% of the shares to be repurchased, at a weighted average price per share of $13.49.

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



                                                                             For the Three Months Ended
                                                                             June  30,          June 30,
                                                                                  2002              2001
                                                                          ------------      ------------
Weighted average common shares outstanding - basic                           6,398,027         6,629,275
                                                                          ------------      ------------
Effect of Dilutive Securities on Number of Shares:
Stock options                                                                   94,584            38,239
MRDP shares                                                                      7,840            65,069
                                                                          ------------      ------------
Total Dilutive Securities                                                      102,424           103,308
                                                                          ------------      ------------
 Weighted average common shares outstanding - with dilution                  6,500,451         6,732,583
                                                                          ============      ============





                                                                              For the Nine Months Ended
                                                                             June  30,          June 30,
                                                                                  2002              2001
                                                                          ------------      ------------
Weighted average common shares outstanding - basic                           6,418,168         6,616,551
                                                                          ------------      ------------
Effect of Dilutive Securities on Number of Shares:
Stock options                                                                   41,496                --
MRDP shares                                                                      7,947            24,933
                                                                          ------------      ------------
Total Dilutive Securities                                                       49,443            24,933
                                                                          ------------      ------------
Weighted average common shares outstanding - with dilution                   6,467,611         6,641,484
 outstanding - with dilution                                              ============      ============

9.       REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 2002:


                                                                                                   Categorized as "Well
                                                                                                    Capitalized" Under
                                                                      For Capital                   Prompt Corrective
                                           Actual                  Adequacy Purposes                 Action Provision
                                   -----------------------  ------------------------------- -------------------------------
                                         Amount     Ratio                 Amount     Ratio                Amount     Ratio
As of June 30, 2002:               ------------     -----           ------------     -----          ------------     -----
 Total Capital:                     $99,106,111     13.5%            $58,652,936      8.0%           $73,316,170     10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     91,241,140     12.4%                    N/A       N/A            43,989,702      6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     91,241,140      6.5%             56,507,304      4.0%            70,634,130      5.0%
  (To Total Assets)
 Tangible Capital:                   91,241,140      6.5%             21,190,239      1.5%                   N/A       N/A
  (To Tangible Assets)


10.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets, which will be effective October 1, 2002 for the Company. SFAS No. 142 will require that goodwill no longer be amortized and instead be tested for impairment at least annually. In addition, the standard includes provisions for the accounting and reporting of certain existing recognized intangibles and goodwill. Management is currently evaluating the effect that SFAS No. 142 may have on its consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which will be effective October 1, 2002 for the Company. This statement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business. Management is currently evaluating the effect that adoption of SFAS No. 144 may have on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces previous accounting guidance which was provided by EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).

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

Critical Accounting Policies and Estimates

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-Q, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 79 percent of the Company's loan portfolio is secured by real estate, both residential and commercial properties, and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan losses.

Retained mortgage servicing rights are
measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights. At June 30, 2002 there was no impairment of value for mortgage servicing rights.

At June 30, 2002 the Company had approximately $41.7 million in core deposit intangibles and other intangible assets as a result of business combinations. Because these intangible assets were generated by purchases of bank branches, the Company is required to account for them under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, rather than SFAS No. 142, Goodwill and Other Intangible Assets. Ongoing analysis of the fair value of recorded core deposit intangibles and other intangibles for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets. The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time. General

The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At June 30, 2002, the Company had total consolidated assets of $1.5 billion and consolidated shareholders' equity of $115.5 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

The Association is a progressive, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, commercial and industrial loans, business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. The acquisition of 13 branches from Washington Mutual Bank ("WAMU"), which was completed in September 2001, moved the Company strongly in this direction.

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

During the last 18 months, new management has been updating many areas of the Company that had been negatively affected by very conservative historical spending patterns. Projects to update existing branches and make needed repairs have been completed. Programs necessary for training employees and updating phone systems and information technology have been implemented. These initiatives and the significant growth in the number of branches have resulted in increased non-interest expense comparing the current period with that of a year ago. The Company believes these improvements in strategic areas will contribute to the bottom line in the future. The Company intends to continue to focus on efficiency issues and the effort to capitalize on the training and technology put in place.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 57 office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Market Risk and Asset/Liability Management

Because the majority of the Company's assets have historically been 15 to 30-year fixed rate mortgages which were funded by shorter term liabilities, the Company's interest rate risk sensitivity has been high. In order to reduce that sensitivity, the Company completed a loan securitization, reducing the balance of long term, fixed-rate mortgages in the loan portfolio. The Company has also been selling the majority of the fixed-rate one-to-four family mortgage loan production in the secondary market. In addition, the acquisition of 13 WAMU branches added significant commercial and consumer loan balances to the portfolio mix, further reducing the interest rate sensitivity. The effects of these strategies were reflected in the market risk as reported at September 30, 2001, and the market risk and sensitivity profile at June 30, 2002 is consistent with that reported in the Annual Report.

Changes in Financial Condition

At June 30, 2002, the consolidated assets of the Company totaled $1.5 billion, unchanged from $1.5 billion at September 30, 2001.

Net loans receivable decreased by $53.5 million to $626.5 million at June 30, 2002, from $680.0 million at September 30, 2001. The decrease is the result of sale of $47.3 million in single family mortgage loans during the nine months ended June 30, 2002 as well as loan repayments exceeding loan originations.

Investment securities decreased $13.5 million, or 8.72% from $155.3 million at September 30, 2001 to $141.7 million at June 30, 2002. This decrease was the combined result of purchase of $19.4 million in securities, sale of $31.4 million of investment securities available for sale and a $1.4 million increase in the mark to market adjustment for available for sale securities. During the quarter ended June 30, 2002, the company restructured the investment portfolio by selling securities whose balances had paid down to the extent that they were no longer highly liquid.

During the nine months ended June 30, 2002, the Company purchased $207.1 million of mortgage-backed securities ("MBS"), primarily agency-backed collateralized mortgage obligations ("CMO's") of short duration. In addition, $77.0 million was received in principal repayments on MBS, resulting in a $115.8 million increase in the balance of MBS from $423.3 million at September 30, 2001 to $539.1 million at June 30, 2002.

Other assets decreased by $4.9 million, or 55.34%, from $8.9 million at September 30, 2001 to $4.0 million at June 30, 2002. The balance at September 30, 2001 included a $4.1 million receivable from Washington Mutual Bank related to the final settlement for the branch acquisition in September 2001. This receivable was settled in October 2001, resulting in the decrease in the balance of other assets.

Deposit liabilities remained unchanged at $1.15 billion at September 30, 2001 and June 30, 2002.

Advances from borrowers for taxes and insurance decreased $2.6 million from September 30, 2001 to June 30, 2002. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November.

The Company's total borrowings decreased by $10.0 million from September 30, 2001 to June 30, 2002 due to the maturity of an FHLB advance.

In April 2002, the Company issued $13 million of mandatorily redeemable preferred securities through a subsidiary grantor trust. The Trust holds debt instruments of the parent company purchased with the proceeds of the securities issuance. The capital qualifying securities bear interest at a floating rate indexed to six-month LIBOR and mature in April 2032. At June 30, 2002, the interest rate was 5.92%. The Company has the right to redeem the securities at a premium up to five years from issuance, and after five years at par. Certain changes in tax law or Office of Thrift Supervision regulations regarding the treatment of the capital securities as core capital could result in early redemption, at par, or a shortening in the maturity of the securities. The Company had issued $15 million of mandatorily redeemable preferred securities during the fiscal year ended September 30, 2001.

Total shareholders' equity increased $1.4 million, or 1.18%, from $114.1 million at September 30, 2001 to $115.5 million at June 30, 2002. This increase was the combined result of earnings of $4.4 million and a $1.8 million increase in unrealized gain on securities available for sale which were partially offset by a $4.0 million reduction due to repurchase and retirement of shares and payment of $2.5 million in common stock dividends for the nine month period.

Results of Operations

         Comparison of Nine Months Ended June 30, 2002 and 2001

General. Over the last 12 months, the Company has grown from 37 branches to 57 branches. The impact of this growth is seen in interest income, non-interest income, and non-interest expense.

Interest Income. Interest income increased by $14.4 million, showing the combined effects of a $407.0 million increase in average interest earning assets and a 75 basis point decrease in yield from June 30, 2001 to June 30, 2002. Interest income on loans receivable increased $3.1 million, or 8.41%, from $36.8 million for the nine months ended June 30, 2001 to $39.9 million for the same period of 2002. This increase was a result of the $42.6 million increase in average loans receivable due to the loans acquired with Washington Mutual Bank branches in September 2001. The average yield on interest earning assets decreased 75 basis points to 6.47% for the nine months ended June 30, 2002 compared to 7.22% for the same period ended June 30, 2001. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) increased from 2.29% to 3.03% and interest rate margin (net interest income divided by average interest earning assets) increased from 3.00% to 3.47% comparing the nine month periods. The increases in interest rate spread and margin are primarily a result of the decreased cost of deposits due to (1) the addition of significant balances in non-interest bearing accounts with the WAMU acquisition, (2) the Company's strategy to reduce interest rates paid on deposits, and (3) a general downward shift in interest rates from June 2001 to June 2002.

Interest Expense. Total interest expense increased $416,426, or 1.37%, for the nine months ended June 30, 2002 compared to the same period in 2001. That increase was the combined result of a $1.1 million increase in interest on deposit liabilities and a $642,888 decrease in interest expense on FHLB advances and other liabilities. The average balance of deposit liabilities increased $378.3 million as a result of the addition of $423.5 million in deposit liabilities with the WAMU branch acquisition in September 2001 and the average rate paid on deposits decreased by 158 basis points due to the factors noted above. The composition of the acquired deposits, with 18.38% non-interest bearing demand deposits and an additional 33.66% of interest-bearing demand deposits with low rates of interest, reduced the overall cost of deposits significantly. The result is evident in the modest 4.71% increase in interest expense on deposits coupled with a 58.48% increase in the average balance of deposits, comparing the nine month periods ended June 30, 2002 and 2001. The average balance of borrowings decreased $5.9 million from $175.2 million for the nine months ended June 30, 2001 to $169.3 million for the same period ended June 30, 2002. In addition, the rate paid on borrowings decreased by 28 basis points from 5.97% for the nine months ended June 30, 2001 to 5.69% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses was $156,000 and there were $249,417 of charge offs and $7,707 of recoveries during the nine months ended June 30, 2002 compared to a $384,000 provision with $75,594 of charge offs and $42,406 of recoveries during the nine months ended June 30, 2001.

At June 30, 2002, the allowance for loan losses was equal to 718% of total non-performing assets compared to 420% at June 30, 2001. The increase in the coverage ratio was the result of a constant level of non-performing assets and a higher allowance which incorporates the risk factors associated with the significant increase in commercial and consumer loans over the last 12 months. The ratio of non-performing assets to total assets decreased from 0.10% at June 30, 2001 to 0.07% at June 30, 2002. The decrease primarily relates to a decrease in real estate owned, which is included in non-performing assets.

Non-Interest Income. Non-interest income increased $236,794, or 2.95%, to $8.3 million for the nine months ended June 30, 2002 from $8.0 million for the nine months ended June 30, 2001. During the nine months ended June 30, 2001, the Company recorded the sale of MBS resulting from the loan securitization at a gain of $4.2 million which is compared to a $554,416 gain on sale of securities recorded in the period ended June 30, 2002. Disregarding the gains on sales of securities, non-interest income increased from $3.8 million for the nine months ended June 30, 2001 to $7.7 million for the same period in 2002, a 101.16% increase. Fees and service charges improved significantly, increasing by 90.11% over the same period last year due to the acquisition of deposit accounts subject to service charges and increased loan servicing income. Increased income from sale of mortgage loans and retail investment activities can be seen in the 154.44% increase in other non-interest income from $765,073 for the nine months ended June 30, 2001 to $1.9 million for the nine months ended June 30, 2002.

Non-Interest Expense. In large part due to the September 2001 branch acquisition and the opening of seven de novo branches during the past year, non-interest expense increased $18.0 million, or 95.88%, to $36.9 million for the nine months ended June 30, 2002, from $18.9 million for the comparable period in 2001. The growth was accompanied by an increase in employees from 268 full-time equivalents at June 30, 2001 to 515 a year later, a 92.16% increase. Correspondingly, compensation, employee benefits, and related expense increased $7.2 million, or 75.84% from $9.5 million for the nine months ended June 30, 2001 to $16.6 million for the same period in 2002. Occupancy expense increased by $1.7 million, or 87.42%, comparing the nine months ended June 30, 2002 with the same period of 2001 due to the addition of the branches. Insurance premium expense increased 32.20% as expected due to the increase in deposit balances on which premiums are based. Amortization of intangible assets increased $2.9 million due to the amortization of intangible assets related to the WAMU branch acquisition. Because this transaction was an acquisition of branches rather than of an entire entity, it falls under the accounting guidance in SFAS 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," instead of SFAS 142, "Goodwill and Other Intangible Assets." Discussions currently in process by the FASB may result in changes to the guidance as it applies to intangibles acquired in branch acquisitions, but the exact treatment has not been determined at this time. Other expense increased $5.9 million, or 109.93%, from $5.4 million for the nine months ended June 30, 2001 to $11.3 million for the same period in 2002. The increase in branches, accounts, and employees was followed by significant increases in most expense categories, including telephone, postage, office supplies, advertising, license and maintenance fees, ATM expense, and checking department expense.

Income Taxes. The provision for income taxes decreased $1.3 million for the nine months ended June 30, 2002 compared with the prior year. The effective tax rate was 34.94% for the nine months ended June 30, 2002 compared to 35.20% for the same period of 2001. The decrease in effective tax rate is primarily due to an increase in income on tax-exempt municipal securities.

         Comparison of Three Months Ended June 30, 2002 and 2001

General. As noted for the nine months ended June 30, 2002, the WAMU branch acquisition had significant impact on the results of the quarter ended June 30, 2002 compared to the same quarter a year ago. Net income decreased $187,402, or 8.86%, from $2.1 million for the three months ended June 30, 2001 to $1.9 million for the three months ended June 30, 2002. This decrease resulted primarily from the $1.7 million gain on sale of MBS recorded for the quarter ended June 30, 2001 which compares with $435,315 gain on sale in the current quarter.

Interest Income. The Company recorded interest income of $21.5 million in the third quarter ended June 30, 2002, an increase of 28.29% from $16.8 million for the same period last year. Average interest earning assets increased by $402.1 million, or 41.83%, primarily due to the branch acquisition. Yield decreased from 6.98% for the quarter ended June 30, 2001 to 6.32% for the same period of 2002. Yields on loans, MBS, investment securities, and cash balances decreased as rates declined over the year. Also, funds obtained in the acquisition were invested during a period of low rates, reducing the overall yield of interest-earning assets.

Interest Expense. Total interest expense decreased 7.14%, from $9.9 million for the quarter ended June 30, 2001 to $9.2 million for the quarter ended June 30, 2002. Average deposits increased by $365.5 million comparing the three months ended June 30, 2001 to 2002, while the average interest paid on interest-bearing deposits decreased 188 basis points from 4.56% for the three months ended June 30, 2001 to 2.68% for the same period ended June 30, 2002. The increase in average balance resulted primarily from the branch acquisition. The decrease in rates paid on deposits is the combined result of the larger proportion of non-interest or low-interest-rate deposits obtained in the branch acquisition, the Company's strategy to reduce interest rates paid on deposits and the downward shift in the general interest rate environment over the last 12 months. The average balance of borrowings decreased $1.7 million, from $169.8 million for the three months ended June 30, 2001 to $168.1 million for the same period ended June 30, 2002, resulting in a decrease in interest on borrowings of $97,772 for the three months ended June 30, 2002 compared with the same period ended June 30, 2001. The rate paid on borrowings decreased by 15 basis points from 5.86% for the quarter ended June 30, 2001 to 5.71% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses was zero and there were $176,433 of charge offs, and $3,759 of recoveries during the three months ended June 30, 2002 compared to a $3,000 provision with $28,347 of charge offs and $7,540 of recoveries during the three months ended June 30, 2001. Based on the Company's analysis of the allowance for loan losses, the allowance is adequate to cover anticipated losses in the loan portfolio and additional provision for losses was not considered necessary during the current quarter.

Non-Interest Income. Non-interest income decreased $145,266, or 4.54%, to $3.1 million for the three months ended June 30, 2002 from $3.2 million for the three months ended June 30, 2001. The $1.7 million gain on sale in the prior year compared to the $435,315 gain on sale recorded this quarter caused a decrease in non-interest income. However, income from fees and service charges showed significant growth, offsetting the decrease in the non-recurring gains. Fees and service charges increased by 60.64% from $1.2 million for the quarter ended June 30, 2001 to $1.9 million for the current quarter. Excluding the effect of the gain on sale of investments, non-interest income increased 72.52% from $1.5 million for the third quarter of 2001 to $2.6 million for the same period in 2002.

Non-Interest Expense. Non-interest expense increased $5.5 million, or 80.76%, to $12.4 million for the three months ended June 30, 2002, from $6.9 million in the comparable period in 2001. All categories of non-interest expense increased due to the WAMU branch acquisition and addition of seven de novo branches over the last 12 months. Compensation, employee benefits and related expense showed an increase of 67.21% which reflects the addition of staff both at the acquired branches and de novo branches, as well as in support and back office areas. The number of full-time equivalent employees increased from 268 at June 30, 2001 to 515 at June 30, 2002. The acquired and newly-built branches were operating for the entire quarter ended June 30, 2002, pushing occupancy expense up by 78.02% compared to the same quarter a year ago. Data processing expense increased 51.65% due to the additional accounts and locations. Other expense increased by $1.6 million, or 77.21%, primarily due to increased costs across all categories with the growth in branches.

Income Taxes. The provision for income taxes was consistent for the three months ended June 30, 2002 compared with the prior year. The effective tax rate was 35.13% for the quarter ended June 30, 2002 compared to 33.91% for the same period of 2001.

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

Item 6.   Exhibits and Reports on Form 8-K

          a)  Not applicable.

          b) No Current Reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    KLAMATH FIRST BANCORP, INC.

Date:    August 14, 2002            By:   /s/ Kermit K. Houser
                                    ----------------------------------
                                    Kermit K. Houser, President and
                                    Chief Executive Officer


Date:    August 14, 2002            By:   /s/ Marshall Jay Alexander
                                    ----------------------------------
                                    Marshall Jay Alexander, Executive
                                    Vice President and Chief Financial Officer

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF KLAMATH FIRST BANCORP, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     The   undersigned   hereby   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

o the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

o the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.


/s/ Kermit K. Houser                        /s/ Marshall Jay Alexander
___________________________________         ___________________________________
Kermit K. Houser                            Marshall J. Alexander
Chief Executive Officer                     Chief Financial Officer

Dated: _____________ ____, 200_