Form 10-K
period 2002-09-30
KLAMATH FIRST BANCORP INC
filed 2002-12-27
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

            For the Fiscal Year Ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark whether  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. YES NO X

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES X NO

     As of November 29, 2002, there were issued and outstanding 6,746,481 shares of the Registrant's common stock. The Registrant's voting stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the voting stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on November 29, 2002 of $15.15, was $85,830,492. For purposes of this calculation, common stock of the Registrant held by officers and directors of the Registrant and the Klamath First Federal Savings and Loan Association Employee Stock Ownership Plan are considered affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Portions of Registrant's Annual Report to Shareholders for the Fiscal Year Ended September 30, 2002 ("Annual Report") (Parts I and II).

     2. Portions of Registrant's Definitive Proxy Statement for the 2003 Annual Meeting of Shareholders (Part III).

                                     PART I
Item 1.  Business

General

     Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 2002, the Company had total assets of $1.5 billion, total deposits of $1.1 billion and shareholders' equity of $119.9 million. All references to the Company herein include the Association where applicable.

     The Association was organized in 1934. The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). The Association also is a member of the Federal Home Loan Bank ("FHLB") System through the FHLB of Seattle.

     In July 1997, the Association acquired 25 former First Interstate Bank branches from Wells Fargo Bank, N.A. The branches are located in rural communities throughout Oregon and expanded and complemented the then existing network of the Association's branches. The acquisition was accounted for as a purchase and resulted in the addition of approximately $241.3 million in deposits on the acquisition date of July 18, 1997.

     In September 2001, the Association acquired 13 branches from Washington Mutual Bank ("WAMU"), 11 of which are located on the northern and southern Oregon coast and two of which are located in northeastern Oregon. These locations enhance the Association's geographic coverage on the coast and in northeastern Oregon. The acquisition was accounted for as a purchase and resulted in the addition of approximately $179.3 million in loans, assumption of $423.5 million in deposits, and addition of 124 experienced branch personnel on the acquisition date of September 7, 2001. As part of the purchase, the Company also recorded $15.0 million of core deposit intangible and $24.1 million of other intangible assets. See Note 2 of the Notes to Consolidated Financial Statements contained in the 2002 Annual Report to Shareholders ("Annual Report"), included as Exhibit 13 to this Form 10-K.

     The Association is a progressive, community-oriented financial institution that focuses on serving customers within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area, as well as commercial real estate and multi-family residential loans, loans to consumers, and loans for commercial purposes. At September 30, 2002, permanent residential one- to four-family real estate loans totaled $339.4 million, or 54.53% of total loans. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and consumer loans. Significant progress was made toward increasing the commercial and consumer loans in the portfolio with the purchase of the branches from WAMU. These newer loan products generally carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 2002, the Association's total loan portfolio consisted of 66.43% fixed rate and 33.57% adjustable rate loans, after deducting loans in process and non-performing loans.

Market Area

     The Association continues to expand its market area in Oregon and Washington. Upon the acquisition of 13 branches from WAMU in September 2001, the Association had a presence in 26 of Oregon's 36 counties and had one in-store branch in the state of Washington. In fiscal 2002, new in-store branches were opened in Hermiston, Eugene and Springfield, Oregon and Richland, Washington. Also during fiscal 2002, a second branch was opened in Medford, Oregon, expanding service to that community. The Association's primary market area, which encompasses the State of Oregon and some adjacent areas of California, Idaho, and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid population growth. The population growth in the market area, particularly in Southern Oregon, has been supported in large part by the agreeable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, health care and other services and sectors. Tourism is a significant industry in many regions of the market area, including Central Oregon and the Oregon coast. The addition of branches in the Eugene-Springfield metropolitan area provides access to this major population center.

Yields Earned and Rates Paid

     The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                                             Year Ended
                                                                At                          September 30,
                                                           September 30,        --------------------------------------
                                                               2002             2002             2001            2000
                                                              ------           ------           ------          ------
Weighted average yield:
   Loans receivable ............................               7.36%            7.90%            7.86%            7.64%
   Mortgage-backed and related securities ......               5.54             5.18             6.02             5.86
   Investment securities .......................               4.80             4.72             5.64             6.00
   Federal funds sold ..........................               1.70             2.09             4.13             5.59
   Interest-earning deposits ...................               1.79             1.75             4.06             5.63
   FHLB stock ..................................               6.05             6.25             6.75             6.69

Combined weighted average yield on
 interest-bearing assets .......................               6.28             6.35             6.99             7.22
                                                               ----             ----             ----             ----
Weighted average rate paid on:
   Tax and insurance reserve ...................               1.29             2.85             3.85             2.02
   Passbook and statement savings ..............               0.75             1.13             2.26             1.78
   Interest-bearing checking ...................               0.44             0.74             1.08             1.12
   Money market ................................               1.44             2.00             3.85             4.17
   Certificates of deposit .....................               4.00             4.35             5.76             5.40
   FHLB advances/Short term borrowings .........               5.07             5.69             5.95             5.90

Combined weighted average rate on
 interest-bearing liabilities ..................               3.19             3.31             4.81             4.72
                                                               ----             ----             ----             ----

Interest rate spread ...........................               3.09%            3.04%            2.18%            2.50%
                                                               ====             ====             ====             ----


Average Balances, Net Interest Income and Yields Earned and Rates Paid

     Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" on page 13 of the Annual Report, which section is incorporated herein by reference.

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

     Permanent residential one- to four-family mortgage loans amounted to $339.4 million, or 54.53%, of the Association's total loan portfolio before net items at September 30, 2002. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $137.6 million, or 22.11%, of the total loan portfolio before net items at September 30, 2002. Approximately 23.36%, or $145.4 million, of the Association's total loan portfolio before net items, as of September 30, 2002, consisted of non-real estate loans. Commercial real estate and non-real estate loans increased significantly as a result of the WAMU branch acquisition in September 2001. The acquisition included $179.3 million in loans, of which $118.8 million were commercial real estate and commercial business loans and $50.7 million were consumer loans. Fiscal 2002 showed continued growth in non-real estate loans.

     Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $15.4 million at September 30, 2002. At September 30, 2002, the Association had 54 borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $7.2 million and consisted of eight loans, five of which were secured by commercial and single family real estate and three of which were unsecured.

     The Association has emphasized the origination or purchase of adjustable rate loans in order to increase the interest rate sensitivity of its loan portfolio. The Association has been successful in expanding the production of adjustable rate consumer loans and has purchased adjustable rate single family, multi-family residential and non- residential real estate loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset/Liability Management" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 2002, $207.5 million, or 33.57%, of loans in the

Association's total loan portfolio after loans in process and non-performing loans, consisted of adjustable rate loans. At September 30, 2001, $203.7 million, or 29.43%, of the Association's loans carried adjustable rates.

     Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                          At September 30,
                                 --------------------------------------------------------------------------------------------------
                                        2002                2001                2000                1999                1998
                                 -----------------   -----------------   -----------------    ----------------    -----------------
                                   Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
                                 --------  -------   --------  -------   --------  -------    -------  -------    -------  --------
                                                                       (Dollars in thousands)
Real estate loans:
  Permanent residential
    one- to four-family ......   $339,404    54.53%  $421,499    60.12%  $639,165    85.12%  $647,130    83.56%  $577,471    81.95%
  Multi-family residential ...     21,595     3.47     23,257     3.32     19,015     2.53     18,412     2.38     19,230     2.73
  Construction ...............     15,224     2.45     21,674     3.09     25,289     3.37     53,219     6.87     64,289     9.12
  Agricultural ...............      4,889     0.79      4,218     0.60       --      --            --    --            --    --
  Commercial .................     91,703    14.73     99,318    14.17     42,277     5.63     37,079     4.79     29,457     4.18
  Land .......................      4,164     0.67      3,697     0.53      3,394     0.45      2,064     0.27      2,185     0.31
                                 --------  -------   --------  -------   --------  -------    -------  -------    -------  --------
Total real estate loans ......    476,979    76.64    573,663    81.83    729,140    97.10    757,904    97.87    692,632    98.29
                                 --------  -------   --------  -------   --------  -------    -------  -------    -------  --------

Non-real estate loans:
  Savings accounts ...........      1,262     0.20      2,091     0.30      1,957     0.26      1,800     0.23      1,991     0.28
  Home improvement and home
    equity loans .............     65,092    10.46     50,464     7.20      8,338     1.11      6,726     0.87      5,750     0.82
  Other consumer .............     16,926     2.72     18,697     2.67      6,888     0.92      4,568     0.59      2,287     0.32
  Commercial .................     62,102     9.98     56,098     8.00      4,586     0.61      3,443     0.44      2,043     0.29
                                 --------  -------   --------  -------   --------  -------    -------  -------    -------  --------
Total non-real estate loans ..    145,382    23.36    127,350    18.17     21,769     2.90     16,537     2.13     12,071     1.71
                                 --------  -------   --------  -------   --------  -------    -------  -------    -------  --------
 Total loans .................    622,361   100.00%   701,013   100.00%   750,909   100.00%   774,441   100.00%   704,703   100.00%
                                           =======             =======             =======             =======             =======
Less:
Undisbursed portion of loans .      3,609               8,473              10,350              24,176              26,987
Deferred loan fees ...........      3,911               4,599               7,440               7,988               7,620
Allowance for loan losses ....      7,376               7,951               4,082               2,484               1,950
                                 --------            --------            --------            --------            --------
Net loans ....................   $607,465            $679,990            $729,037            $739,793            $668,146
                                 ========            ========            ========            ========            ========

     The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.

                                                                            At September 30,
                                                    ----------------------------------------------------------------
                                                                2002                                2001
                                                    --------------------------            --------------------------
                                                      Amount           Percent              Amount           Percent
                                                    ---------          -------            ---------          -------
                                                                         (Dollars in thousands)

Fixed rate... . . . . .                              $410,499            66.43%            $488,559          70.57%
Adjustable-rate.........                              207,458            33.57              203,719          29.43
                                                     --------           ------             --------         ------
     Total..............                             $617,957           100.00%            $692,278         100.00%
                                                     ========           ======             ========         ======

     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association has been the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 2002, $339.4 million, or 54.53%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, down from $421.5 million at September 30, 2001. At September 30, 2002, the average balance of the Association's permanent residential one- to four-family mortgage loans was $78,397.

     The Association presently originates both fixed-rate mortgage loans and adjustable rate mortgages ("ARMs") secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed rate loans secured by one- to four-family properties. At September 30, 2002, $311.4 million, or 50.40%, of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $28.4 million, or 4.59%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. In order to improve interest rate risk, the Association sells the majority of its conforming fixed rate one- to four-family mortgage production, while ARM loans are retained in the portfolio.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 2002, the Association charged origination fees ranging from 1.00% to 1.75% on its ARM loans.

     In an attempt to increase adjustable rate mortgages in the loan portfolio, the Association offers several loan products which are competitive with other institutions originating mortgages in the Association's primary market area. The Association has introduced variable rate loan products that bear fixed rates for the first three or five years and then reprice annually thereafter. The loans which bear fixed rates for five years are indexed to the One-Year Constant Maturity Treasury Bill Index and have a maximum rate increase of 5.00% over the life of the loan. The loans which bear fixed rates for the first three years are indexed to the FHLB of Seattle 12-Month Short Term Advance Rate and have a maximum increase of 6.00% over the life of the loan. All ARM loan products have a maximum increase or decrease of 2.00% in any one year. As a supplement to origination of ARM loans, the Association purchases ARMs from other institutions when suitable loans can be found which meet its underwriting criteria.

     The Association qualifies an ARM loan borrower based on the borrower's ability to repay the loan using the fully indexed rate. As a result, the Association believes that the potential for delinquencies and defaults on ARM loans when rates adjust upwards is lessened.

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

     Commercial and Multi-Family Real Estate Loans. The Association originates loans secured by multi-family and commercial real estate and also purchases participations in loans secured by multi-family and commercial real estate when suitable investments can be found. See "-- Loan Originations, Purchases, and Sales." At September 30, 2002, $21.6 million, or 3.47%, of the Association's total loan portfolio before net items consisted of loans secured by existing multi-family residential real estate and $91.7 million, or 14.73%, of the Association's total loan portfolio before net items consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans primarily include loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. Substantially all of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $248,667 at September 30, 2002, the largest of which was a $3.5 million commercial real estate loan secured by a motel. Originations of commercial real estate and multi-family residential real estate amounted to 11.2%, 16.46% and 11.09% of the Association's total loan originations in the fiscal years ended September 30, 2002, 2001, and 2000, respectively. As part of the WAMU acquisition in September 2001, the Association purchased $9.1 million in multi-family residential loans and $54.6 million in commercial real estate loans. During the year ended September 30, 2002 the Association purchased $1.7 million in commercial real estate participations. The properties securing these loans were located within the Association's market area.

     The Association's commercial and multi-family loans generally have terms which range up to 25 years and loan-to-value ratios of up to 75%. The
Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 2002, $105.6 million, or 17.07%, after loans in process and non-performing loans of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

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

     Construction Loans. The Association makes construction loans to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans") and for construction of commercial properties. Speculative loans are scheduled to pay off in 12 to 18 months. At September 30, 2002, construction loans amounted to $15.2 million (including $4.6 million of speculative loans), or 2.45%, of the Association's total loan portfolio before net items. The Association purchased $1.7 million in commercial construction loans from WAMU as part of the branch purchase. During the construction phase, the borrower pays only interest on the disbursed loan proceeds until maturity, when the total amount is due. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project through physical inspections.

     Construction financing is generally considered to involve a higher degree of risk of loss than financing on improved, owner-occupied real estate because of the uncertainties of construction, including the possibility of costs exceeding the initial estimates and, in the case of speculative loans, the need to obtain a purchaser. The Association has sought to minimize the risks associated with construction lending by limiting construction loans to qualified owner-occupied borrowers with construction performed by qualified state licensed builders located primarily in the Association's market area. The Association's underwriting criteria are designed to evaluate and minimize the risks of each construction loan.

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

     Land Loans. The Association makes loans to individuals for the purpose of acquiring land upon which to build their permanent residence. These loans generally have 20 year amortization periods, with a balloon payment due in five years, and maximum loan-to-value ratios of 80%. As of September 30, 2002, $4.2 million, or 0.67%, of the Association's total loan portfolio consisted of land loans.

     Commercial Business Lending. The purchase of the branches from WAMU in September 2001 included significant commercial business loans as well as the lending expertise needed for commercial lending activities. As a result, commercial business lending has increased due to both loans purchased from WAMU and new originations during fiscal 2002. The Association's commercial business lending activities focus primarily on small to medium size businesses owned by individuals well known to the Association and who reside in the Association's primary market area. At September 30, 2002, commercial business loans amounted to $62.1 million, or 9.98% of the total loan portfolio and

42.72% of total non-real estate loans. Included in these loans are $14.2 million of agricultural loans. See "-- Agricultural Lending."

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

     Commercial business lending generally involves greater risk than residential mortgage lending and involves risks that are different from those associated with residential, commercial and multi-family real estate lending. Real estate lending is generally considered to be collateral based lending with loan amounts based on predetermined loan to collateral values and liquidation of the underlying real estate collateral is viewed as the primary source of repayment in the event of borrower default. Although commercial business loans are often collateralized by equipment, inventory, accounts receivable or other business assets, the liquidation of collateral in the event of a borrower default is often not a sufficient source of repayment because accounts receivable may be uncollectible and inventories and equipment may be obsolete or of limited use, among other things. Accordingly, the repayment of a commercial business loan primarily depends on cash flow and profitability of the business, and creditworthiness of the borrower (and guarantors) and requires successful operation and management of the business entity while liquidation of the collateral is a secondary and sometimes insufficient source of repayment. Consequently, repayment of such loans may be affected by adverse business or economic conditions.

     As part of its commercial business lending activities, the Association issues standby letters of credit or performance bonds as an accommodation to its borrowers. See "-- Loan Commitments and Letters of Credit."

     Agricultural Lending. The Association did not offer loans on agricultural properties or for agricultural production until the WAMU branch acquisition, even though agriculture is a major industry in the Association's market area. As part of the WAMU branch acquisition, the Association purchased $4.2 million of agricultural real estate loans and $11.9 million of agricultural production loans, as well as obtaining lending personnel with expertise in originating and monitoring agricultural loans. At September 30, 2002, agricultural loans amounted to $19.1 million, or 3.07%, of the total loan portfolio; $4.9 million of these loans were secured by real estate.

     In underwriting agricultural operating loans, the Association considers the cash flow of the borrower based upon the expected income stream as well as the value of collateral used to secure the loan. Collateral generally consists of livestock or cash crops produced by the farm, such as grains, corn, and alfalfa. In addition to considering cash flow and obtaining a blanket security interest in the farm's cash crop, the Association may also collateralize an operating loan with the equipment, breeding stock, real estate, and federal agricultural program payments to the borrower. Payments on agricultural operating loans depend on the successful operation of the farm, which may be adversely affected by weather conditions that limit crop yields, fluctuations in market prices for agricultural products and livestock, and changes in government regulations and subsidies.

     Agricultural real estate loans primarily are secured by first liens on farmland and improvements thereon located in the Association's market area to service the needs of the Association's existing customers.

     Among the greater and more common risks to agricultural lending can be weather conditions and disease. These risks can be mitigated through multi-peril crop insurance. Uncertain supplies of water in some market areas has the potential to decrease yields and increase energy costs for the Association's borrowers. However, very few of the Association's agricultural loans are secured by real estate or operations in the Klamath Basin, which was affected by curtailment of irrigation water during the summer of 2001, and those being financed have liquid secondary sources of repayment. Commodity prices also present a risk which may be reduced by the use of set price contracts.

     Federal savings and loan associations are authorized to make loans secured by business or agricultural real estate in amounts up to 400% of capital and to make additional loans to businesses and farms (which may, but need not be secured by real estate) in amounts up to 20% of assets provided that all loans in excess of the 10% of assets must be made to small businesses and farms that qualify as small businesses. Effective January 1, 2002 the OTS increased the dollar amount limit in the definition of small business loans from $1 million to $2 million and farm loans from $500,000 to $2 million. As of September 30, 2002, the Association was well within the regulatory limits for such business loans.

     Consumer and Other Lending. The Association originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At September 30, 2002, the Association's consumer loans totaled $83.3 million, or 13.38%, of the Association's total loans. A total of $50.6 million in consumer loans were added to the portfolio as part of the WAMU branch acquisition in September 2001. The Association's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, and deposit account loans.

     The Association has placed increasing emphasis on the origination of consumer loans due to their shorter terms and higher yields than residential mortgage loans. The Association anticipates that it will continue to be an active originator of these loans. Factors that may affect the ability of the Association to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy.

     The Association offers consumer lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured and unsecured lines of credit have interest rates that vary above the prime lending rate based on the credit risk of the borrower, collateral, and loan amount. In both cases, the rate adjusts monthly. The Association requires minimum payment of interest only, and depending on the loan product, may require at least 2% of the unpaid principal balance monthly. At September 30, 2002, $29.4 million was outstanding on approved lines of credit.

     The Association offers home equity and home improvement loans that are made on the security of primary residences. Loans normally have terms of up to 15 years requiring monthly payments of principal and interest. At September 30, 2002, home equity loans and home improvement loans amounted to $65.1 million, or 78.16% of consumer loans, and 10.46% of total loans.

     At September 30, 2002, the Association's automobile loan portfolio amounted to $7.7 million, or 9.19%, of consumer loans and 1.23% of total loans at that date. The maximum term for the Association's automobile loans is 72 months with the amount financed based upon a percentage of purchase price. The Association generally requires all borrowers to maintain the automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Association listed as loss payee.

     At September 30, 2002, unsecured consumer loans amounted to $5.1 million, or less than 1%, of total loans. These loans are made for a maximum of 48 months or less with fixed rates of interest and are offered primarily to existing customers of the Association.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At September 30, 2002, the Association had $248,000 in consumer loans accounted for on a nonaccrual basis.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2002 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                                   After One Year
                                         Within One Year           Through 5 Years           After 5 Years                  Total
                                         ---------------           ---------------           -------------               ---------
                                                                    (In thousands)
Permanent residential
   one- to four-family:
  Adjustable rate...................             $ 19,116                 $ 9,256                 $     --                $ 28,372
  Fixed rate........................                  853                   1,626                  308,948                 311,427
Other mortgage loans:
  Adjustable rate...................               32,996                  72,276                      237                 105,509
  Fixed rate........................                  609                   4,516                   22,385                  27,510
Non-real estate loans:
  Adjustable rate...................               64,557                   8,951                       69                  73,577
  Fixed rate........................                3,616                  19,244                   48,702                  71,562
                                                 --------                --------                 --------                --------
    Total loans.....................             $121,747                $115,869                 $380,341                $617,957
                                                 ========                ========                 ========                ========

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

     The dollar amount of all loans, net of loans in process and non-performing loans, due one year after September 30, 2002, which have fixed interest rates and have adjustable rates, was $405.4 million and $90.8 million, respectively.

     Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 60 days from commitment. The Association had outstanding loan commitments of approximately $33.0 million at September 30, 2002 consisting of $12.9 million of variable rate loans and $20.1 million of fixed rate loans. See Note 14 of the Notes to Consolidated Financial Statements contained in the Annual Report.

     Loan Solicitation and Processing. The Association originates real estate and other loans at each of its offices. Loan originations are obtained by a variety of sources, including developers, builders, existing customers, newspapers, radio, periodical advertising and walk-in customers, although referrals from local realtors have been the primary source. Loan applications are taken by lending personnel, and the loan processing department obtains credit reports, appraisals and other documentation involved with a loan. All of the Association's lending is subject to its written nondiscriminatory underwriting standards, loan origination procedures and lending policies prescribed by the Association's Board of Directors. Property valuations are required on all real estate loans and are prepared by employees experienced in the field of real estate or by independent appraisers approved by the Association's Board of Directors. Additionally, all appraisals on loans in excess of $250,000 must meet applicable regulatory standards.

     The Association's loan approval process is intended to assess the borrower's ability to repay the loan, the viability of the loan, the adequacy of the value of the property that will secure the loan, and, in the case of commercial and multi-family real estate loans, the cash flow of the project and the quality of management involved with the project. The Association generally requires title insurance on all loans and also that borrowers provide evidence of fire and extended casualty insurance in amounts and through insurers that are acceptable to the Association. A loan application file is first reviewed by a loan officer of the Association, then is submitted to a credit officer with appropriate underwriting authority for approval. Certain large loans, where the borrower has aggregate debt with the Association of $1 million or more, are reviewed by the board of directors. For those relationships in which the aggregate debt with the Association is $3 million or greater, board approval is required prior to funding of the loan. The Association can generally make loan commitments, subject to property valuation and possible other conditions of approval, in three to five days if income and credit data of the borrower are readily available.

     Loan Originations, Purchases and Sales. The Association has originated a majority of the loans in its portfolio. During the year ended September 30, 2002, the Association originated $281.7 million in total loans, compared to $136.5 million during the same period of 2001. The higher level of loan originations was attributable to decreasing interest rates and the expansion of the branch network. The Association has a program to sell loans to Fannie Mae and other lenders. Through this program, $68.7 million in fixed rate loans were sold during the year ended September 30, 2002, all of which were one- to four-family mortgages. Servicing was retained on the loans sold to Fannie Mae and was released on loans sold to other brokers. During the year ended September 30, 2001, the Company securitized $190.3 million of fixed rate single family mortgages through Fannie Mae. Servicing was retained on these loans.

     As noted previously, the Association purchased $179.3 million in loans from WAMU as part of the branch acquisition. The Association has also purchased permanent residential one- to four-family mortgage loans on detached residences from various localities throughout the western United States, primarily Oregon, Washington, and California. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association. At September 30, 2002, the balance of such loans was $4.4 million.

     The Association also purchases multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 2002, the balance of such purchased loans was $9.5 million. These loans were underwritten on the same basis as similar loans originated by the Association.

     The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                                                                      Year Ended September 30,
                                                                          ----------------------------------------------
                                                                              2002               2001               2000
                                                                          ---------         ----------          --------
                                                                                           (In thousands)

Total net loans at beginning of period......................              $679,990           $729,037           $739,793
                                                                          --------           --------           --------
Loans originated and purchased:
 Real estate loans originated (1)...........................               161,278             93,907             81,671
 Real estate loans purchased................................                 1,683             83,192                508
 Non-real estate loans originated...........................               120,388             42,586             15,575
 Non-real estate loans purchased............................                    --             99,720                 --
                                                                          --------           --------           --------
   Total loans originated and purchased.....................               283,349            319,405             97,754
                                                                          --------           --------           --------
Loan reductions:
 Principal paydowns.........................................              (287,526)          (145,544)           (98,853)
 Loans sold.................................................               (68,661)           (30,709)            (6,315)
 Loans securitized..........................................                    --           (190,300)                --
 Other reductions (2).......................................                   313             (1,899)            (3,342)
                                                                          --------           --------           --------
    Total loan reductions...................................              (355,874)          (368,452)          (108,510)
                                                                          --------           --------           --------
Total net loans at end of period............................              $607,465           $679,990           $729,037
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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 2002, the Association had $3.9 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2002, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                        Permanent residential     Commercial           Commercial
                            1-4 family            Real Estate        Non-Real Estate          Consumer              Total
                         Amount  Percentage    Amount  Percentage   Amount  Percentage    Amount  Percentage   Amount  Percentage
                                                            (Dollars in thousands)
Loans delinquent for
90 days and more.....      $444       0.07%    $ 353        0.06%     $47        0.01%     $247        0.04%   $1,091       0.18%

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

     For real estate loans, in the event a loan is past due for 30 days or more, the Association will attempt to arrange an in-person interview with the borrower to determine the nature of the delinquency; based upon the results of the interview and its review of the loan status, the Association may negotiate a repayment program with the borrower. If a loan remains past due at 60 days, the Association performs an in-depth review of the loan status, the condition of the property and the circumstances of the borrower. If appropriate, an alternative payment plan is established. At 90 days past due, a letter prepared by the Association is sent to the borrower describing the steps to be taken to collect the loan, including acceptance of a voluntary deed-in-lieu of foreclosure, and of the initiation of foreclosure proceedings. A decision as to whether and when to initiate foreclosure proceedings is made by senior management, with the assistance of legal counsel, and reviewed by the Board of Directors.

     For commercial loans, the borrowers are assigned to a commercial lender who is responsible for monitoring the relationship including collecting on delinquencies. When necessary, repossession, foreclosure, or other action may be taken including use of outside counsel.

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

     Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of the Notes to Consolidated Financial Statements contained in the Annual Report. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed as incurred. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value. From time to time, the

Association also acquires personal property which is classified as other repossessed assets and is carried on the books at estimated fair market value and disposed of as soon as commercially reasonable.

     As of September 30, 2002, the Association's total nonaccrual loans amounted to $1.1 million, or 0.18% of total loans, before net items, compared with $270,000, or 0.04% of total loans, before net items, at September 30, 2001. Nonaccrual loans at September 30, 2002 by type are detailed in the table below. The increase in nonaccrual loans is primarily attributable to increases in nonaccrual commercial and consumer loans. The balance of these types of loans increased considerably with the WAMU branch acquisition in 2001 and so it is not unexpected that there is an increase in nonaccrual loans of these types.

     At September 30, 2002, the Association had $188,000 in restructured loans.

     Real estate owned increased from the prior year primarily as a result of the foreclosure on a commercial property during the year ended September 30, 2002. Properties held as real estate owned at September 30, 2001 were all subsequently sold.

     The  following   table  sets  forth  the  amounts  and  categories  of  the
Association's non-performing assets at the dates indicated.

                                                                                         At September 30,
                                                                2002            2001           2000          1999             1998
                                                                                    (Dollars in thousands)

Non-accruing loans:
    One- to four-family real estate .....................       $444           $270            $715          $915             $513
    Commercial real estate...............................        353             --              --         2,400               --
    Commercial non-real estate...........................         47             --              --            --               --
    Consumer.............................................        247             --              95            --               11
Accruing loans greater than 90
  days delinquent........................................         --             --              --            --               --
                                                              ------          -----          ------        ------             ----
    Total non-performing loans...........................      1,091            270             810         3,315              524
                                                              ------          -----          ------        ------             ----
Real estate owned........................................        717            446             788         1,495               --
Other repossessed assets.................................         42             --              --            --               --
                                                              ------          -----          ------        ------             ----
    Total repossessed assets.............................        759            446             788         1,495               --
                                                              ------          -----          ------        ------             ----
    Total non-performing assets..........................     $1,850          $ 716          $1,598        $4,810             $524
                                                              ======          =====          ======        ======             ====

Total non-performing assets as a
  percentage of total assets.............................       0.12%          0.05%           0.16%         0.46%            0.05%

Total non-performing loans as a
  percentage of total loans,
  before net items.......................................       0.18%          0.04%           0.21%         0.62%            0.07%

Allowance for loan losses as a
  percentage of total non-performing
  assets.................................................     398.70%       1110.47%         255.44%        51.64%          372.14%

Allowance for loan losses as a percentage
  of total non-performing loans..........................     676.08%       2944.81%         503.95%        74.93%          372.14%

     The allowance for loan losses as a percentage of both total non-performing assets and total non-performing loans has decreased significantly at September 30, 2002. These decreases are the result of increases in non-performing loans and non-performing assets at September 30, 2002. At September 30, 2001, the allowance balance was greatly increased due to the loans purchased from WAMU. Because the majority of the loans purchased from WAMU were commercial and consumer loans with higher associated risks, the allowance increased, yet, because the loans were added in September 2001 there had not been an impact causing the level of non-performing loans and assets to increase by September 30, 2001. At present, the performance of the purchased loans has exceeded expectations and the Association believes that current reserves are adequate to cover the risk in the portfolio based on current levels of delinquency and non-performing assets.

     For the year ended September 30, 2002, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

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

     As of September 30, 2002, total classified assets amounted to 0.30% of total assets, an increase from 0.16% at September 30, 2001. Assets classified substandard at September 30, 2002 totaled $4.4 million and included $353,781 in one- to four-family residential loans, a $843,144 land development loan, $2.1million in commercial real estate and $758,663 in foreclosed real estate consisting of five single family residences, a commercial property, and a boat. Assets classified substandard at September 30, 2001 totaled $2.7 million and included $270,393 in one- to four-family construction loans, a $2.0 million land development loan and $445,855 in foreclosed real estate consisting of single family residences. These problem assets were not concentrated in any one market area.

     Impaired Loans. Management generally identifies loans to be evaluated for impairment when such loans are on nonaccrual status or have been restructured. However, not all nonaccrual loans are impaired. In accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, loans are considered impaired when it is probable that the Association will be unable to collect all amounts contractually due, including scheduled interest payments. Factors involved in determining impairment include, but are not limited to, the financial condition of the borrower, the value of underlying collateral, and current economic conditions.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectibility may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The level of allowance for loan losses is determined based on stratifying the loan portfolio in to classes based on risk. For example, loans are stratified based on type of interest rate (fixed or adjustable), age of the loan (less seasoned loans are assigned a higher percentage), geographic location, and type of loan. Each stratum is assigned an appropriate level of allowance percentage based on historical loss experience and risk level assigned to the type of loans. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2002, the Association had an allowance for loan losses of $7.4 million, which was equal to 398.70% of non-performing assets and 1.19% of total loans.

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management. Management considers historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors related to the collectibility of the Association's loan portfolio in their determination of the adequacy of the allowance and the provision. The provisions for loan losses charged against income for the years ended September 30, 2002, 2001 and 2000 were $156,000, $387,000, and $1.8 million respectively. Management believes that the amount maintained in the allowance will be adequate to absorb probable losses in the portfolio.

     The year ended September 30, 2001 included two transactions that affected the allowance and provision for loan losses. The sale and securitization of $190.3 million in fixed rate single family loans to Fannie Mae reduced the required allowance on mortgage loans. In conjunction with the sale, $231,000 of allowance was reclassified as part of the basis of the resulting mortgage-backed securities. The reduction in the loan portfolio reduced the need for additional allowance and thus the provision for loan losses was much lower this year than the previous year. The WAMU acquisition added $179.3 million of loans to the portfolio, a significant proportion of which were commercial and consumer loans. These loans by nature have higher credit risk. As part of the acquisition, an allowance for loan losses was established related to the acquired loans based on the types of loans and the best information available regarding the factors which may affect their collectibility. The higher balance of the allowance for loan losses reflects these changes whereby a block of low risk single family mortgage loans were sold and were replaced by a block of higher risk loans from the acquired branches.

     The  following  table  sets  forth for the  periods  indicated  information
regarding  changes  in  the  Association's   allowance  for  loan  losses.   All
information is before net items.

                                                                   At or for the Year Ended September 30,
                                                      2002           2001          2000          1999          1998
                                                                         (Dollars in thousands)
Total loans outstanding .......................   $ 622,361     $ 701,013     $ 750,909     $ 774,441     $ 704,703

Average loans outstanding .....................   $ 660,246     $ 611,095     $ 747,842     $ 721,658     $ 614,457

Allowance at beginning of period ..............   $   7,951     $   4,082     $   2,484     $   1,950     $   1,296
                                                  ---------     ---------     ---------     ---------     ---------
Loans charged off:
     One- to four-family ......................        --              (3)         --            --            --
     Construction .............................        --             (19)          (32)         --            --
     Commercial real estate ...................        (323)           --          (559)         (392)         --
     Commercial business ......................        (134)          (12)         --            --             (17)
     Consumer .................................        (290)          (56)          (16)           (6)           (3)
                                                  ---------     ---------     ---------     ---------     ---------
          Total charge offs ...................        (747)          (90)         (607)         (398)          (20)
                                                  ---------     ---------     ---------     ---------     ---------
Recoveries of loans previously charged off:
     Commercial real estate ...................        --              34           440          --            --
     Consumer .................................          16             8             1          --            --
                                                  ---------     ---------     ---------     ---------     ---------
          Total recoveries ....................          16            42           441          --            --
                                                  ---------     ---------     ---------     ---------     ---------
Provision for loans losses ....................         156           387         1,764           932           674
Acquisitions ..................................        --           3,761          --            --            --
Allowance reclassified with loan securitization        --            (231)         --            --            --
                                                  ---------     ---------     ---------     ---------     ---------
Allowance at end of period ....................   $   7,376     $   7,951     $   4,082     $   2,484     $   1,950
                                                  =========     =========     =========     =========     =========
Allowance for loan losses as a percentage
 of total loans outstanding ...................        1.19%         1.13%         0.54%         0.32%         0.28%

Ratio of net charge-offs to average loans
 outstanding during the period ................        0.11%         0.01%         0.02%         0.06%          --%

     The following tables set forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                  At September 30,

                                2002                                     2001                                     2000
                             Percent of                               Percent of                              Percent of
                   Amount  Allowance in   Percent of       Amount  Allowance in   Percent of       Amount  Allowance in   Percent of
                       of   Category to  Total Loans           of   Category to  Total Loans           of   Category to  Total Loans
                Allowance    Total Loan  by Category    Allowance   Total Loans  by Category    Allowance   Total Loans  by Category
                                                               (Dollars in thousands)
Permanent
  residential 1-4
  family.........  $1,191         0.19%       54.53%       $1,292         0.19%       60.12%       $1,449         0.19%       85.12%
Multi-family
  residential....     528         0.09         3.47           540         0.08         3.32           365         0.05         2.53
Construction.....     422         0.07         2.45            12         0.01         3.09           420         0.05         3.37
Agriculture......     169         0.03         0.79           158         0.02         0.60            --           --           --
Commercial real
  estate.........   2,611         0.42        14.73         3,611         0.52        14.17         1,403         0.19         5.63
Land.............      77         0.01         0.67           324         0.02         0.53           168         0.02         0.45
Commercial and
  industrial.....   1,560         0.25         9.98         1,325         0.19         8.00            86         0.01         0.61
Consumer.........     818         0.13        13.38           689         0.10        10.17           191         0.03         2.29
                   ------                    ------        ------                    ------        ------                    ------


   Total.........  $7,376         1.19%      100.00%       $7,951         1.13%      100.00%       $4,082         0.54%      100.00%
                   ======                    ======        ======                    ======        ======                    ======

                                                                   At September 30,

                                                     2000                                         1999
                                                  Percent of                                    Percent of
                                        Amount  Allowance in    Percent of            Amount  Allowance in   Percent of
                                            of   Category to   Total Loans                of   Category to  Total Loans
                                     Allowance   Total Loans   by Category         Allowance   Total Loans  by Category
                                                                   (Dollars in thousands)

Permanent residential
  1-4 family....................        $1,103         0.14%         83.56%           $1,141          0.16%      81.95%
Multi-family residential........           267         0.03           2.38               124          0.02        2.73
Construction....................           221         0.03           6.87               116          0.02        9.12
Agriculture.....................            --           --             --                --            --          --
Commercial real estate..........           730         0.09           4.79               444          0.07        4.18
Land............................            28           --           0.27                29            --        0.31
Commercial and industrial.......            23           --           0.44                14            --        0.29
Consumer........................           112         0.02           1.69                82          0.01        1.42
                                        ------                      ------            ------                    ------

   Total........................        $2,484         0.31%        100.00%           $1,950          0.28%     100.00%
                                        ======                      ======            ======                    ======

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

Investment Activities

     Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $102.8 million at September 30, 2002, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION OF THE ASSOCIATION-- Federal Regulation of Savings Associations -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

     The investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Investment Committee, which consists of the President and four Board members. Generally, the investment policy is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the asset/liability management policy. The President and the Chief Financial Officer may independently invest up to 1.0% of total assets of the Company within the parameters set forth in the Investment Policy, to be subsequently reviewed with the Investment Committee or Board of Directors at its next scheduled meeting. Transactions or investments in any one security determined by type, maturity and coupon in excess of $10.0 million or 1.0% of assets are not permitted.

     Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 2002, the Company had no held to maturity securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayment risks or both. As of September 30, 2002, the portfolio of securities available for sale consisted of $42.0 million in tax exempt securities issued by states and municipalities, $18.1 million in federal agency preferred stock, and $59.4 million in investment grade corporate investments.

     During the years ended September 30, 2002, 2001, and 2000, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, would apply.

     The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.

                                                            At September 30,
                                            2002                  2001                  2000
                                   Amortized     Fair    Amortized       Fair  Amortized       Fair
                                        Cost    Value         Cost      Value       Cost      Value
                                                             (In thousands)

Held to maturity:
  State and municipal obligations   $   --     $   --     $    135   $    137   $    267   $    270

Available for sale:
  U.S. Government obligations ...       --         --       40,120     40,852     49,190     48,786
  State and municipal obligations     39,578     42,026     32,951     33,640     25,600     24,943
  Corporate obligations .........     61,648     59,423     65,404     64,718     43,899     42,899
  FHLMC preferred stock .........     18,715     18,093     15,716     15,466       --         --
                                    --------   --------   --------   --------   --------   --------
    Total .......................   $119,941   $119,542   $154,326   $154,813   $118,956   $116,898
                                    ========   ========   ========   ========   ========   ========

                                                                                              At September 30,
                                                                           2002                      2001                   2000
                                                             Amortized  Percent of     Amortized  Percent of   Amortized  Percent of
                                                                  Cost   Portfolio          Cost   Portfolio        Cost   Portfolio
                                                                                         (Dollars in thousands)
Held to maturity:
  State and municipal obligations.........................    $     --         --%      $    135       0.09%    $    267       0.23%

Available for sale:
  U.S. Government obligations.............................          --         --         40,120      26.00       49,190      41.35
  State and municipal obligations.........................      39,578      33.00         32,951      21.35       25,600      21.52
  Corporate obligations...................................      61,648      51.40         65,404      42.38       43,899      36.90
  FHLMC preferred stock...................................      18,715      15.60         15,716      10.18           --         --
                                                              --------     ------       --------     ------     --------     ------

    Total.................................................    $119,941     100.00%      $154,326     100.00%    $118,956     100.00%
                                                              ========     ======       ========     ======     ========     ======

     The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 2002.

                                    One Year          After One Through       After Five Through          After Ten
                                     or Less              Five Years              Ten Years                 Years
                              Amount       Yield     Amount        Yield     Amount         Yield     Amount      Yield
                                                                (Dollars in thousands)
Available for sale:
  State and municipal
   obligations (1)              $100       4.45%       $485        4.13%         $790       4.42%    $38,203       5.14%
  Corporate obligations       17,890       3.42%     23,923        4.98%           --         --      19,835       2.46%
  FHLMC preferred stock           --         --          --          --            --         --      18,715       3.10%
                             _______                _______                      ____                _______
    Total                    $17,990                $24,408                      $790                $76,753
                             =======                =======                      ====                =======

(1) Interest on state and municipal obligations is tax-exempt for federal income tax purposes. The yields reported have not been calculated on a tax-equivalent basis.

     At September 30, 2002 the Company did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of the Company's shareholders' equity, or $12.0 million.

Mortgage-Backed and Related Securities

     At September 30, 2002, the Company's net mortgage-backed and related securities, all designated available-for-sale, totaled $650.8 million at fair value ($640.3 million at amortized cost) and had a weighted average yield of 5.54%. At September 30, 2002, 24.50% of the mortgage-backed and related securities were adjustable rate securities.

     Mortgage-backed and related securities ("MBS") can be divided into two main groups. The first group, called mortgage participation certificates or pass-through certificates, typically represents a participation interest in a pool of single-family or multi-family mortgages. The principal and interest payments on these mortgages are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and resell the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the Federal Home Loan Mortgage Corporation ("FHLMC"), Fannie Mae, the Government National Mortgage Association ("GNMA") and the U.S. Small Business Administration ("SBA").

     The second group, called collateralized mortgage obligations ("CMOs"), consists of securities created from and secured by the securities in the first group described above. CMOs are an example of a security called a derivative, because they are derived from mortgage pass-through securities. Underwriters of CMOs create these securities by dividing up the interest and principal cash flows from the pools of mortgages and selling these different slices of cash flows as a new and different class of individual securities or "tranches." At September 30, 2002, the Company held $438.6 million of CMOs, comprised primarily of three classes, planned amortization class tranches ("PACs"), Sequentials, and Floaters. The least volatile CMOs are PACs. With PACs, the yields, average lives, and lockout periods when no payments are received are designed to be more stable and predictable than the actual performance of the underlying MBS. PACs are available in a variety of short term maturities, usually two, three, five, or seven years. CMO floaters are similar to adjustable rate mortgages; they carry an interest rate that changes in a fixed relationship to an interest rate index, typically the London Interbank Offer Rate ("LIBOR"). Sequentials, as the name implies, pay principal and interest sequentially. For example, the "A" tranche receives payments of principal and interest first, while the "B" and "C" tranches only receive interest until the "A" tranche principal par value is completely paid. Then the "B" tranche begins receiving principal and interest until all of its principal is paid, and so on. Sequential pay CMOs are created to obtain a more predictable cash flow than the underlying simple pass-through securities. However, the cash flow risk from the underlying pool remains the same. Floaters usually have caps that determine the highest interest that can be paid by the securities. Except for caps on Floaters, PACs and Floaters may help to manage interest rate risk by reducing asset duration. They also may help manage price volatility since they typically have short maturities or coupons that reset monthly or quarterly to reflect changes in the index rate.

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

     During the year ended September 30, 2002, MBS with a fair value of $376,335 were transferred from the held-to-maturity category to the available-for-sale portfolio. The Company does not have plans to purchase or classify securities as held-to-maturity in the foreseeable future.

     The following tables set forth certain information relating to the mortgage-backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                                                At September 30,
                                        2002                      2001                    2000

                             Amortized         Fair   Amortized          Fair   Amortized         Fair
                                  Cost        Value         Cost        Value        Cost        Value
                                                             (In thousands)
Held to maturity:
  GNMA..................    $       --   $       --   $    1,621  $     1,642   $    2,160   $    2,146

Available for sale:

Fannie Mae ..............      128,867      130,233       56,833       57,194       13,498       13,598
FHLMC ...................       56,605       57,348       19,538       19,797       32,902       33,282
GNMA ....................       24,346       24,593        6,816        6,977       10,728       10,681
CMOs ....................      430,487      438,622      336,452      337,670       18,355       17,770
                            ----------   ----------   ----------   ----------   ----------   ----------

  Total .................   $  640,305   $  650,796   $  421,260   $  423,280   $   77,643   $   77,477
                            ==========   ==========   ==========   ==========   ==========   ==========

                                                 At September 30,
                            2002                      2001                      2000
                   Amortized    Percent of   Amortized    Percent of   Amortized     Percent of
                        Cost     Portfolio        Cost     Portfolio        Cost      Portfolio
                                            (Dollars in thousands)

Held to maturity:
  GNMA........      $     --            --    $  1,621          0.38%    $ 2,160          2.78%

Available for sale:

Fannie Mae....       128,867         20.13      56,833         13.49      13,498         17.38
FHLMC ........        56,605          8.84      19,538          4.64      32,902         42.38
GNMA .........        24,346          3.80       6,816          1.62      10,728         13.82
CMOs .........       430,487         67.23     336,452         79.87      18,355         23.64
                    --------        ------    --------        ------     -------        ------
  Total ......      $640,305        100.00%   $421,260        100.00%    $77,643        100.00%
                    ========        ======    ========        ======     =======        ======

Other Interest-Earning Assets

     The Company had an other interest-earning asset of $457,000 earning 8.07% and maturing in May 2112.

Interest-Earning Deposits

     The Company had interest-earning deposits in the FHLB of Seattle amounting to $5.9 million and $4.9 million at September 30, 2002 and 2001, respectively.

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

     Deposits. The Association's deposits are attracted principally from within the Association's primary market area through the offering of a broad selection of deposit instruments, including checking accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, passbook and statement savings accounts, and individual retirement account ("IRA") certificates and certificates of deposit. Deposit account terms vary, with the principal differences being the minimum balance required, the time period the funds must remain on deposit and the interest rate.

     The Association occasionally accepts deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 2002, these deposits totaled $2.3 million, or 0.20% of total deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established and reviewed on a periodic basis by the Association. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     For the year ended September 30, 2002, the Association experienced a net decrease in deposits (before interest credited) of $38.2 million. The majority of the decrease relates to declining balances in certificates of deposit. Early in the year the Association made a conscious effort to reduce interest expense on higher-priced certificate accounts resulting in a decrease of $87.1 million for certificates as they matured and were not renewed. Checking, savings, and money market accounts increased $76.3 million during the year.

     At September 30, 2002, certificate accounts maturing during the year ending September 30, 2003 totaled $275.7 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. The majority of the Association's depositors are residents of the State of Oregon.

     The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 2002.


                                                                                   Certificate
                        Maturity Period                                               Accounts
                                                                                 (In thousands)
                     Three months or less...................................           $11,930
                     Over three through six months..........................            20,209
                     Over six through twelve months.........................            26,181
                     Over twelve months.....................................            50,440
                                                                                      --------
                         Total..............................................          $108,760
                                                                                      ========

     The following table sets forth the deposit balances in the various types of deposit accounts offered by the Association at the dates indicated.


                                                                                 At September 30,
                                                    2002                               2001                                 2000
                                                  Percent                            Percent                              Percent
                                                       of   Increase                      of    Increase                       of
                                       Amount       Total  (Decrease)       Amount     Total   (Decrease)      Amount       Total
                                                                            (Dollars in thousands)

Certificates of deposit ........   $  456,719       39.99%  ($87,161)   $  543,880     47.17%   $171,132   $  372,748       53.60%
                                   ----------      ------   --------    ----------    ------    --------   ----------      ------
Transaction accounts:

Non-interest checking ..........      142,773       12.50     12,124       130,649     11.33      76,309       54,340        7.81
Interest-bearing checking ......      125,867       11.02      9,111       116,756     10.13      44,570       72,186       10.38
Passbook and statement savings .       86,001        7.53      8,355        77,646      6.74      29,699       47,947        6.90
Money market deposits ..........      330,646       28.96     46,753       283,893     24.63     135,733      148,160       21.31
                                   ----------      ------   --------    ----------    ------    --------   ----------      ------
Total transaction accounts .....      685,287       60.01     76,343       608,944     52.83     286,311      322,633       46.40
                                   ----------      ------   --------    ----------    ------    --------   ----------      ------
Total deposits .................   $1,142,006      100.00%  ($10,818)   $1,152,824    100.00%   $457,443   $  695,381      100.00%
                                   ==========      ======   ========    ==========    ======    ========   ==========      ======

The majority of the increases noted for the year ended September 30, 2001 relate to the WAMU branch acquisition.

     The following table sets forth the deposit activities of the Association for the periods indicated.

                                                                                 Year Ended September 30,
                                                                        2002                2001               2000
                                                                                   (Dollars in thousands)
Beginning balance.......................................          $1,152,824            $695,381            $720,401
                                                                  ----------          ----------            --------
Increase due to acquired deposits.......................                  --             423,457                  --
Net inflow (outflow) of deposits before
 interest credited......................................             (38,002)              6,902             (49,728)
Interest credited.......................................              27,184              27,084              24,708
                                                                  ----------          ----------            --------
Net increase (decrease) in deposits.....................             (10,818)            457,443             (25,020)
                                                                  ----------          ----------            --------
Ending balance..........................................          $1,142,006          $1,152,824            $695,381
                                                                  ==========          ==========            ========

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

     The FHLB of Seattle functions as a central reserve bank, providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 2002, the credit line was 30% of total assets of the Association. Advances are collateralized in aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB, by certain mortgages or deeds of trust and securities of the U.S. Government and agencies thereof.

     The Company has established credit lines at two commercial banks. These credit lines represent aggregate borrowing capacity of $16.7 million. At September 30, 2002, borrowings under these lines of credit totaled $1.7 million.

     The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:

                                                                            At September 30,
                                                                         2002             2001                       2000
Weighted average rate paid on:
  FHLB advances................................................          5.07%            5.73%                 5.90%
  Short term borrowings........................................          4.75%            5.58%                 9.01%

                                                                                Year Ended September 30,
                                                                         2002              2001              2000
                                                                                 (Dollars in thousands)
Maximum amount outstanding at any month end:
  FHLB advances................................................         $205,250      $173,000           $230,000
  Short term borrowings........................................            1,700         6,400              3,000

Approximate average balance:
  FHLB advances................................................          168,333       170,521            207,218
  Short term borrowings........................................            1,705         3,265              1,290

Approximate weighted average rate paid on:
  FHLB advances................................................             5.71%         5.90%              5.88%
  Short term borrowings........................................             4.32%         8.22%              9.34%

     Subsidiaries. The Association established an operating subsidiary, Pacific Cascades Financial, Inc., effective July 14, 2000. Pacific Cascades Financial, Inc. is an Oregon chartered corporation, of which the Association owns 100% of its capital stock. Pacific Cascades Financial serves as the Association's trustee on deeds of trust and as trustee, handles normal reconveyance transactions on paid-off Association loans and non-judicial foreclosures.

     The Association also owns 100% of the capital stock of Klamath First Financial Services, Inc. Klamath First Financial serves as an investment subsidiary, providing investment and brokerage services to customers.

     The Company established a subsidiary, Klamath First Capital Trust I, in July 2001 for the purpose of issuing mandatorily redeemable preferred securities. The Company also established Klamath First Capital Trust II in April 2002 for the purpose of issuing additional mandatorily redeemable preferred securities. See Note 13 of the Notes to Consolidated Financial Statements contained in the Annual Report.

                          REGULATION OF THE ASSOCIATION

General

     The Association is subject to extensive regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the insurer of its deposits. The activities of federal savings institutions are governed by the Home Owners Loan Act ("HOLA") and, in certain respects, the Federal Deposit Insurance Act, and the regulations issued by the OTS and the FDIC to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. Lending activities and other investments must comply with various statutory and regulatory capital requirements. In addition, the Association's relationship with its depositors and borrowers is also regulated to a great extent, especially in such matters as the ownership of deposit accounts and the form and content of the Association's mortgage documents. The Association is required to file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to review the Association's compliance with various regulatory requirements. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2002 was $258,994.

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

     The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $13.5 million at September 30, 2002.

     Among other benefits, the FHLB provides a central credit facility for member institutions. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes advances to members in accordance with policies and procedures established by the FHFB and the Board of Directors of the FHLB of Seattle.

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

     As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings institutions, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1, or core capital, to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

     The FDIC is authorized to increase assessment rates, on a semi-annual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

     The premium schedule for BIF and SAIF insured institutions ranged from 0 to 27 basis points. However, SAIF insured institutions and BIF insured institutions are required to pay a Financing Corporation assessment in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. This amount is currently equal to about 1.70 points for each $100 in domestic deposits for SAIF and BIF insured institutions. These assessments, which may be revised based upon the level of BIF and SAIF deposits, will continue until the bonds mature in 2017 through 2019.

     Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. Management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

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

     At  September  30,  2002,  the   Association   was   categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting;
(iv) interest rate risk exposure; (v) asset growth; (vi) asset quality; (vii) earnings; and (viii) compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, it may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2002, the Association met the qualified thrift investment test and its QTL percentage was 79.63%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "-- Regulation of the Company."

     Capital Requirements. Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 2002, the Association had tangible capital of $95.5 million, or 6.6% of adjusted total assets, which is approximately $73.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At September 30, 2002, the Association had $40.3 million of intangible assets consisting of core deposit intangible and other intangible assets related to the Wells Fargo branch acquisition in 1997 and the WAMU branch acquisition in 2001.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At September 30, 2002, the Association had core capital equal to $95.5 million, or 6.6% of adjusted total assets, which is $37.2 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

     On September 30, 2002, the Association had total risk-based capital of approximately $102.8 million, including $95.5 million in core capital and $7.3 million in qualifying supplementary capital, and risk-weighted assets of $733.7 million, or total capital of 14.0% of risk-weighted assets. This amount was $44.1 million above the 8% requirement in effect on that date.

     The OTS is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis. The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2002, the Association's limit on loans to one borrower was $15.9 million. At September 30, 2002, the Association's largest aggregate amount of loans to one borrower was $7.2 million, all of which were performing according to their original terms.

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

     The OTS may determine that the continuation by a savings association of its ownership or control of, or its relationship to, the subsidiary constitutes a serious risk to the safety, soundness or stability of the association or is inconsistent with sound banking practices or with the purposes of the FDIA. Based upon that determination, the FDIC or the OTS has the authority to order the savings association to divest itself of control of the subsidiary. The FDIC also may determine by regulation or order that any specific activity poses a serious threat to the SAIF. If so, it may require that no SAIF member engage in that activity directly.

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

New Federal Legislation

     Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On November 12, 1999, the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

a. repealed the historical restrictions and eliminates many federal and state law barriers to affiliations among banks, securities firms, insurance companies and other financial service providers;

b.   provided  a  uniform  framework  for  the  functional   regulation  of  the
     activities of banks, savings  institutions and their holding companies;

c. broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies and their financial subsidiaries;

d. provided an enhanced framework for protecting the privacy of consumer information;

e. adopted a number of provisions related to the capitalization, membership, corporate governance and other measures designed to modernize the FHLB system;

f.   modified the laws governing the implementation of the CRA; and

g. addressed a variety of other legal and regulatory issues affecting day-to-day operations and long-term activities of financial institutions.

     The GLBA also imposes certain obligations on financial institutions to develop privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer's request, and establish procedures and practices to protect and secure customer data. These privacy provisions were implemented by regulations that were effective on November 12, 2000. Compliance with the privacy provisions was required by July 1, 2001.

     The USA Patriot Act. In response to the terrorist events of September 11th, 2001, President George W. Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, on October 26, 2001. The USA PATRIOT Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act.

     Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:

               - Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls, (ii) specific designation of an anti-money laundering compliance officer, (iii) ongoing employee training programs, and (iv) an independent audit function to test the anti- money laundering program. - Section 326 of the Act authorizes the Secretary of the Department of Treasury, in conjunction with other bank regulators, to issue regulations by October 26, 2002 that provide for minimum standards with respect to customer identification at the time new accounts are opened.

               - Section 312 of the Act requires financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) to establish appropriate, specific, and, where necessary, enhanced due diligence policies, procedures, and controls designed to detect and report money laundering.

               - Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and will be subject to certain recordkeeping obligations with respect to correspondent accounts of foreign banks.

               - Bank regulators are directed to consider a holding company's effectiveness in combating money laundering when ruling on Federal Reserve Act and Bank Merger Act applications.

     To date, it has not been possible to predict the impact the USA PATRIOT Act and its implementing regulations may have on the Company and the Association.

     Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") was signed into law by President Bush on July 30, 2002 in response to public concerns regarding corporate accountability in connection with the recent accounting scandals at Enron and WorldCom. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

     The Sarbanes-Oxley Act is the most far-reaching U.S. securities legislation enacted in some time. The Sarbanes-Oxley Act generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission ("SEC"), under the Securities Exchange Act of 1934 ("Exchange Act").

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes- Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

     The Sarbanes-Oxley Act addresses, among other matters:

          -    audit committees;

          - certification of financial statements by the chief executive officer and the chief financial officer;

          - the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer's securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

          - a prohibition on insider trading during pension plan black out periods;

          -    disclosure of off-balance sheet transactions;

          -    a prohibition on personal loans to directors and officers;

          -    expedited filing requirements for Form 4s;

          - disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

          -    "real time" filing of periodic reports

          -    the formation of a public accounting oversight board;

          -    auditor independence; and

          - various increased criminal penalties for violations of securities laws.

     The Sarbanes-Oxley Act contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various of the provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

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

     Bad Debt Reserve. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrift") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual taxable income, computed with certain modifications and reduced by the amount of any permitted additions to the non-qualifying reserve. Each year, the Association selected the most favorable way to calculate the deduction attributable to an addition to the tax bad debt reserve.

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

     Distributions. To the extent that the Association makes "nondividend distributions" to the Company, such distributions will be considered to result in distributions from the balance of its bad debt reserves as of December 31, 1987 (or a lesser amount if the Association's loan portfolio decreased since December 31, 1987) and then from the supplemental reserve for losses on loans ("Excess Distributions"), and an amount based on the Excess Distributions will be included in the Association's taxable income. Nondividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, distributions in redemption of stock and distributions in partial or complete liquidation. However, dividends paid out of the Association"s current or accumulated earnings and profits, as calculated for federal income tax purposes, will not be considered to result in a distribution from the Association's bad debt reserve. The amount of additional taxable income created from an Excess Distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. The Association does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserve.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (" Code"), imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

     Other Federal Tax Matters. There have not been any Internal Revenue Service audits of the Company's or the Association's federal income tax returns during the past five years. Subsequent to September 30, 2002, the Company was notified by the IRS of its intention to perform an audit of the tax year 1999 (year ended September 30, 2000).

State Taxation

     The Company and the Association are subject to an Oregon corporate excise tax at a statutory rate of 6.6% of income. Neither the Company's nor the Association's Oregon state income tax returns have been audited during the past five years. The Association is subject to Washington state Business and Organization tax at the rate of 1.5% of gross receipts for the operations in that state. There have not been any audits of the Company's Washington state tax returns during the past five years.

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

Personnel

     As of September 30, 2002, the Association had 429 full-time and 103 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                    Age(1)  Position

Kermit K. Houser        59      President and Chief Executive Officer

Marshall J. Alexander   51      Executive Vice President and Chief
                                Financial Officer

Ben A. Gay              55      Executive Vice President and Chief
                                Credit Officer

Frank X. Hernandez      47      Senior Vice President and Chief
                                Operations Officer

Craig M. Moore          45      Senior Vice President/Chief Auditor/Corporate
                                Counsel/Secretary

M. Isabel Castellanos   41      Senior Vice President - Retail Banking

Walter F. Dodrill       51      Senior Vice President - Business Banking

James E. Essany         48      Senior Vice President - Corporate
                                Marketing Director

Nina G. Drake           49      Vice President - Human Resource Manager

_________________________________
(1)         At September 30, 2002.

     Kermit K. Houser has served as President and Chief Executive Officer of the Company and the Association since November 2000. Mr. Houser was previously employed in various capacities by the Bank of America from 1983 to November 2000, as senior vice president and manager for commercial banking, executive vice president and senior credit officer, and most recently, as senior vice president and market executive for Bank of America's South Valley commercial banking, in Fresno, California. Mr. Houser has 31 years of experience in banking, and has been an active member of numerous civic and community organizations.

     Marshall J. Alexander has 27 years of banking experience, including 16 years with the Association. He has served as Vice President and Chief Financial Officer since August 1994 and was named an Executive Vice President in December 2000.

     Ben A. Gay joined Klamath First in September 2001 after a 30-year career in commercial banking and finance, on both the East and West coasts. Mr. Gay has served in a variety of managerial positions in lending, credit risk and loan management and has most recently served as a western regional executive for credit risk management for Bank of America.

     Frank X. Hernandez has been employed by the Association since 1992. He served as Human Resources Officer until July 1998 when he was appointed Senior Vice President and Chief Operating Officer. He has 21 years experience in banking operations.

     Craig M. Moore has a banking career of more than 25 years, with five of those years at Klamath First. He is an attorney, a Certified Internal Auditor and a Certified Financial Services Auditor.

     M. Isabel Castellanos has 21 years experience in banking with extensive experience in management, sales, and training.

     Walter F. Dodrill has served as Senior Vice President and Manager of the Business Banking Group of the Company since January 2002. Mr. Dodrill was previously employed by Western Bank from February 1974 to December 2001. Western Bank became a division of Washington Mutual in January 1996. Mr. Dodrill served as Senior Vice President - Regional Credit Administrator and Senior Vice President - Regional Manager for Western Bank. Mr. Dodrill has 29 years of experience in banking and has been active in civic and community organizations.

     James E. Essany is a native of Gary, Indiana and a graduate of Indiana University with a Bachelor's of Science in Marketing. He began his banking career in 1979 and worked with three financial institutions in Indiana before joining Klamath First in May of 2000.

     Nina G. Drake joined Klamath First in June 2002 as Vice President-Human Resources. She has an extensive background in human resource management in financial institutions and related industries. She earned her Master of Business Administration in May 2002 and holds a lifetime certification as a Senior Professional in Human Resource Management (SPHR).

Item 2.     Properties

     The following  table sets forth the location of the  Association's  offices
and  other  facilities  used  in  operations  as  well  as  certain   additional
information relating to these offices and facilities as of September 30, 2002.

                                   Year                                                Square
Description/Address              Opened             Leased/Owned                      Footage

Main Office

540 Main Street                    1939                    Owned                       25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street            1972                    Owned                        3,820
Klamath Falls, Oregon

2420 Dahlia Street                 1979                    Owned                        1,876
Klamath Falls, Oregon

512 Walker Avenue                  1977                    Owned                        4,216
Ashland, Oregon

1420 East McAndrews Road           1990                    Owned                        4,006
Medford, Oregon

61515 S. Highway 97                1993                    Owned                        5,415
Bend, Oregon

2300 Madison Street                1995                    Owned                        5,000
Klamath Falls, Oregon

721 Chetco Avenue                  1997                    Owned                        5,409
Brookings, Oregon

293 North Broadway                 1997                    Owned                        5,087
Burns, Oregon

111 West Main Street               1997                    Owned                        1,958
Carlton, Oregon

103 South Main Street              1997                    Owned                        2,235
Condon, Oregon

259 North Adams                    1997                    Owned                        5,803
Coquille, Oregon

106 Southwest 1st Street           1997                    Owned                        4,700
Enterprise, Oregon




                                   Year                                                Square
Description/Address              Opened             Leased/Owned                      Footage
555 1st Street                     1997                    Owned                        1,844
Fossil, Oregon

708 Garibaldi Avenue               1997                    Owned                        1,400
Garibaldi, Oregon

29804 Ellensburg Avenue            1997                    Owned                        3,136
Gold Beach, Oregon

111 North Main Street              1997                    Owned                        4,586
Heppner, Oregon

810 South Highway 395              1997                   Leased                        6,000
Hermiston, Oregon

200 West Main Street               1997                    Owned                        4,552
John Day, Oregon

1 South E Street                   1997                    Owned                        5,714
Lakeview, Oregon

206 East Front Street              1997                    Owned                        2,920
Merrill, Oregon

165 North 5th Street               1997                    Owned                        2,370
Monroe, Oregon

217 Main Street                    1997                    Owned                        6,067
Nyssa, Oregon

48257 East 1st Street              1997                    Owned                        3,290
Oakridge, Oregon

227 West Main Street               1997                    Owned                        2,182
Pilot Rock, Oregon

716 Northeast Highway 101          1997                    Owned                        2,337
Port Orford, Oregon

178 Northwest Front Street         1997                    Owned                        2,353
Prairie City, Oregon

315 North Main Street              1997                    Owned                        3,638
Riddle, Oregon

38770 North Main Street            1997                    Owned                        2,997
Scio, Oregon




                                                Year                                                        Square
Description/Address                             Opened                         Leased/Owned                             Footage
508 Main Street                    1997                    Owned                        2,282
Moro, Oregon

144 South Main Street              1997                    Owned                        2,146
Union, Oregon

165 North Maple Street             1997                    Owned                        2,192
Yamhill, Oregon

475 NE Windy Knolls Drive          1998                    Owned                        3,120
Bend, Oregon

185 East California                1998                    Owned                        2,116
Jacksonville, Oregon

1217 Plaza Boulevard, Suite A      2000                   Leased                        2,400
Central Point, Oregon

948 Southwest 9th Street           2001                    Owned                        3,277
Redmond, Oregon

2203 SW Court Place                2001                   Leased                          540
Pendleton, Oregon

1775 East Idaho Avenue             2001                   Leased                          693
Ontario, Oregon

2727 South Quillan Street          2001                   Leased                          693
Kennewick, Washington

2801 Duportail Street              2001                   Leased                          966
Richland, Washington

303 11th Street                    2001                   Leased                        2,920
Astoria, Oregon

2245 Main Street                   2001                    Owned                        4,911
Baker City, Oregon

1095 Oregon Avenue                 2001                    Owned                        4,382
Bandon, Oregon

110 North Redwood Highway 199      2001                    Owned                        3,091
Cave Junction, Oregon

199 North Nehalem                  2001                    Owned                        2,400
Clatskanie, Oregon





                                                Year                                                        Square
Description/Address                             Opened                         Leased/Owned                             Footage
212 South 5th Street               2001                    Owned                        6,200
Coos Bay, Oregon

150 South Wall                     2001                    Owned                        9,271
Coos Bay, Oregon

430 Highway 101                    2001                    Owned                        4,783
Florence, Oregon

2212 Island Avenue                 2001                   Leased                        4,616
LaGrande, Oregon

1611 Virginia Avenue               2001                   Leased                        5,631
North Bend, Oregon

761 Avenue G                       2001                    Owned                        2,416
Seaside, Oregon

2405 3rd Street                    2001                   Leased                        4,690
Tillamook, Oregon

411 Pacific Avenue                 2001                    Owned                        2,819
Tillamook, Oregon

620 Stewart Avenue                 2002                    Owned                        2,721
Medford, Oregon

2659 Olympic Street                2002                   Leased                          528
Springfield, Oregon

4550 West 11th Avenue              2002                   Leased                          528
Eugene, Oregon

Backoffice Processing Facilities

600 Main Street                    1998                   Leased                        2,800
Klamath Falls, Oregon

714 Main Street                    2001                   Leased                       14,532
Klamath Falls, Oregon

533 Main Street                    2000                   Leased                        1,325
Klamath Falls, Oregon

     The net book value of the Company's investment in office, properties and equipment totaled $23.4 million at September 30, 2002. See Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.


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


Item 4.     Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2002.

                                     PART II

Item 5.  Market  for  the  Registrant's   Common  Equity  and  Related
         Shareholder Matters

     The information contained under the section captioned "Common Stock Information" on page 16 of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

     The   information   contained   under  the  section   captioned   "Selected
Consolidated Financial Data" on pages 5 and 6 of the Annual Report is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The information contained in the section captioned "Management Discussion and Analysis of Financial Condition and Results of Operations" beginning on page 7 of the Annual Report is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The information contained in the section captioned "Management Discussion and Analysis of Financial Condition and Results of Operations -- Market Risk and Asset/Liability Management" beginning on page 7 of the Annual Report is incorporated herein by reference.

Item 8.     Financial Statements and Supplementary Data

            (a)  Financial Statements
                 Independent Auditors' Report*
                 Consolidated Balance Sheets as of September 30, 2002 and 2001* Consolidated Statements of Earnings for the Years Ended
                    September 30, 2002, 2001 and 2000*
                 Consolidated Statements of Shareholders' Equity for the Years
                    Ended September 30, 2002, 2001 and 2000*
                 Consolidated Statements of Cash Flows for the Years Ended
                    September 30, 2002, 2001 and 2000*
                 Notes to the Consolidated Financial Statements*

               * Included in the Annual Report attached as Exhibit 13 hereto and incorporated herein by reference. All schedules have been omitted as the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

            (b)  Supplementary Data

     The  information  entitled  "Consolidated   Supplemental  Data  -  Selected
Quarterly Financial Data" on page 35 of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 2002.

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

Item 11.  Executive Compensation

     The  information   contained  under  the  sections   captioned   "Executive
Compensation" and "Directors' Compensation" under "Proposal I - Election of Directors" in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) Security Ownership of Certain Beneficial Owners

          Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

          Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporations' equity compensation plans as of September 30,2002.

                                                                                                                                (c)
                                                                                                               Number of securities
                                                                  (a)                           (b)             remaining available
                                                 Number of securities              Weighted-average             for future issuance
                                                    to be issued upon                exercise price                    under equity
                                                          exercise of                of outstanding              compensation plans
                                                 outstanding options,             options, warrants           (excluding securities
          Plan category                           warrants and rights                    and rights         reflected in column (a))
----------------------------------------    -------------------------     -------------------------     ----------------------------
Equity compensation plans approved
by security holders:
     Option.............................                      879,951                       $13.144                          18,024
     Restricted stock plan..............                           --                            --                          21,851

Equity compensation plans not approved
by security holders:                                              N/A                           N/A                             N/A
                                            -------------------------     -------------------------     ----------------------------
          Total                                               879,951                       $13.144                          39,875



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

Item 14.  Controls and Procedures

          (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in
          Section  13(a)-14(c)  of the  Securities  Exchange  Act of  1934  (the
          "Act"))  was  carried   out  under  the   supervision   and  with  the
          participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this annual report. The Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in enduring that the information required to be disclosed by the Company in reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

          (b) Changes in Internal Controls: In the year ended September 30, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a)         Exhibits

                3(a)    Articles of  Incorporation of the Registrant* 3(b)
                        Bylaws of the  Registrant*
                10(a)   Employment   Agreement  with  Kermit  K. Houser***
                10(b)   Employment   Agreement   with   Marshall   J.
                        Alexander***
                10(c)   Employment   Agreement   with   Frank   X. Hernandez***
                10(d)   Employment  Agreement with Craig M. Moore***
                10(e)   Employment  Agreement  with Ben A. Gay***
                10(f)   1996 Stock Option Plan**
                10(g)   1996 Management Recognition and Development Plan**
                13      Annual Report to  Shareholders
                21      Subsidiaries of the Registrant
                23      Consent of  Deloitte & Touche LLP with  respect to
                        financial   statements  of  the  Registrant
                99.1    Certification Pursuant   to   Section   906   of   the
                        Sarbanes-Oxley    Act
               ___________________

               * Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on June 19, 1995.
               ** Incorporated reference to the Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.
               *** Incorporated by reference to the Registrant's Form 10-K for the year ended September 30, 2001, filed on December 29, 2001.

            (b) Reports on Form 8-K

                    No Current Reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           KLAMATH FIRST BANCORP, INC.


Date:  December 27, 2002                  By:               /s/ Kermit K. Houser
                                                                Kermit K. Houser
                                           President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                  TITLE                              DATE

/s/ Kermit K. Houser        President, Chief                   December 27, 2002
Kermit K. Houser            Executive Officer and
                            Director (Principal
                            Executive Officer)

/s/ Marshall J. Alexander   Executive Vice President and       December 27, 2002
Marshall J. Alexander       Chief Financial Officer
                            (Principal Financial
                             and Accounting Officer)

/s/ Rodney N. Murray        Chairman of the Board              December 27, 2002
Rodney N. Murray            of Directors

/s/ Bernard Z. Agrons       Director                           December 27, 2002
Bernard Z. Agrons


/s/ Timothy A. Bailey       Director                           December 27, 2002
Timothy A. Bailey


/s/ James D. Bocchi         Director                           December 27, 2002
James D. Bocchi


/s/ William C. Dalton       Director                           December 27, 2002
William C. Dalton


/s/ Dianne E. Spires        Director                           December 27, 2002
Dianne E. Spires


/s/ Donald N. Bauhofer      Director                           December 27, 2002
Donald N. Bauhofer

                             Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Kermit K. Houser, certify that:

(1) I have reviewed this annual report on Form 10-K of Klamath First Bancorp, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 27, 2002

                                                          /s/ Kermit K. Houser
                                                         ----------------------
                                                              Kermit K. Houser
                                         President and Chief Executive Officer

                             Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Marshall J. Alexander, certify that:

(1) I have reviewed this annual report on Form 10-K of Klamath First Bancorp, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 27, 2002

                                                      /s/ Marshall J. Alexander
                                                     --------------------------
                                                          Marshall J. Alexander
                           Executive Vice President and Chief Financial Officer