Form 10-Q
period 2002-12-31
KLAMATH FIRST BANCORP INC
filed 2003-02-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2002

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

     As of January 29, 2003, there were issued 6,788,478 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS

Part I.    Financial Information
-------    ----------------------
Item 1.    Financial Statements                                         Page
                                                                        ----
           Condensed Consolidated Balance Sheets
           (As of December 31, 2002 and September 30, 2002)               3

           Condensed Consolidated Statements of Earnings
           (For the three months ended December 31, 2002 and 2001)        4

           Condensed Consolidated Statements of Shareholders' Equity
           (For the year ended September 30, 2002 and for
           the three months ended December 31, 2002)                      5

           Condensed Consolidated Statements of Cash Flows
           (For the three months ended December 31, 2002 and 2001)     6 - 7

           Notes to Condensed Consolidated Financial Statements        8 - 11

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12 - 17

Item 3.    Quantitative and Qualitative Disclosures about Market Risk    17

Item 4.    Controls and Procedures                                       17

Part II.   Other Information
--------   -------------------

Item 1.    Legal Proceedings                                             18

Item 2.    Changes in Securities                                         18

Item 3.    Defaults Upon Senior Securities                               18

Item 4.    Submission of Matters to a Vote of Security Holders           18

Item 5.    Other Information                                             18

Item 6.    Exhibits and Reports on Form 8-K                              18

Signatures                                                               19

Certifications Required by Rules 13a-14 and 15d-14
under the Securities Exchange Act of 1934                              20 - 21

Certification of Chief Executive Officer and Chief Financial
Officer of Klamath First Bancorp, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002                            22


                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                 AS OF DECEMBER 31, 2002 AND SEPTEMBER 30, 2002
                                   (Unaudited)

                                                                              December 31, 2002     September 30, 2002
ASSETS                                                                      -------------------    -------------------

Cash and due from banks .................................................   $        46,276,181    $        38,444,500
Interest bearing deposits with banks ....................................             3,520,716              5,762,373
Federal funds sold and securities purchased under agreements to resell ..             2,635,626              1,584,540
                                                                            -------------------    -------------------
   Total cash and cash equivalents ......................................            52,432,523             45,791,413


Investment securities available for sale, at fair value
  (amortized cost: $110,794,500 and $119,940,845) .......................           109,214,490            119,542,052
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $620,135,275 and $640,304,722) .................           627,672,709            650,796,164
Loans receivable, net ...................................................           582,961,278            607,464,660
Real estate owned and repossessed assets ................................               754,137                758,663
Premises and equipment, net .............................................            23,197,677             23,410,847
Stock in Federal Home Loan Bank of Seattle, at cost .....................            13,740,200             13,510,400
Accrued interest receivable .............................................             7,171,484              8,177,014
Deferred income taxes ...................................................               278,489                   --
Bank-owned life insurance ...............................................            15,000,000                   --
Core deposit intangible .................................................            16,513,981             17,426,074
Goodwill ................................................................            22,872,915             22,872,915
Other assets ............................................................            14,585,860              3,745,151
                                                                            -------------------    -------------------
   Total assets .........................................................   $     1,486,395,743    $     1,513,495,353
                                                                            ===================    ===================

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $     1,119,027,569    $     1,142,005,997
  Accrued interest on deposit liabilities ...............................               684,811                721,810
  Advances from borrowers for taxes and insurance .......................               403,597              5,105,955
  Advances from Federal Home Loan Bank of Seattle .......................           208,000,000            205,250,000
  Short term borrowings .................................................             1,700,000              1,700,000
  Accrued interest on borrowings ........................................               913,708                820,975
  Pension liabilities ...................................................               821,493                842,272
  Deferred federal and state income taxes ...............................                  --                1,466,556
  Other liabilities .....................................................             8,438,194              8,438,245
                                                                            -------------------    -------------------
    Total liabilities ...................................................         1,339,989,372          1,366,351,810
                                                                            -------------------    -------------------
Mandatorily redeemable preferred securities issued by subsidiary ........            27,238,657             27,205,507
                                                                            -------------------    -------------------
Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued                  --                     --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   December 31, 2002 - 6,789,351 issued, 6,428,726 outstanding
   September 30, 2002 - 6,744,040 issued, 6,366,546 outstanding .........                67,894                 67,440
  Additional paid-in capital ............................................            30,997,460             30,282,059
  Retained earnings-substantially restricted ............................            88,308,691             87,265,334
  Unearned shares issued to ESOP ........................................            (2,690,468)            (2,935,130)
  Unearned shares issued to MRDP ........................................              (926,127)              (999,111)
  Accumulated other comprehensive income ................................             3,410,264              6,257,444
                                                                            -------------------    -------------------
    Total shareholders' equity ..........................................           119,167,714            119,938,036
                                                                            -------------------    -------------------
 Total liabilities and shareholders' equity .............................   $     1,486,395,743    $     1,513,495,353
                                                                            ===================    ===================


      See notes to consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)





                                                                             Three Months Ended     Three Months Ended
                                                                                   December 31,           December 31,
                                                                                           2002                   2001
                                                                            -------------------    -------------------

INTEREST INCOME
  Loans receivable ......................................................   $        11,711,803    $        13,959,972
  Mortgage backed and related securities ................................             5,943,799              6,583,010
  Investment securities .................................................             1,474,531              2,167,245
  Federal funds sold and securities purchased under agreements to resell                 39,239                221,440
  Interest bearing deposits .............................................                57,155                 63,232
                                                                            -------------------    -------------------
    Total interest income ...............................................            19,226,527             22,994,899
                                                                            -------------------    -------------------

INTEREST EXPENSE
  Deposit liabilities ...................................................             5,550,036              9,247,378
  Advances from FHLB of Seattle .........................................             2,650,538              2,430,408
  Other .................................................................                29,489                 41,268
                                                                            -------------------    -------------------
    Total interest expense ..............................................             8,230,063             11,719,054
                                                                            -------------------    -------------------
    Net interest income .................................................            10,996,464             11,275,845

Provision for loan losses ...............................................                  --                  153,000
                                                                            -------------------    -------------------
    Net interest income after provision for
      loan losses .......................................................            10,996,464             11,122,845
                                                                            -------------------    -------------------

NON-INTEREST INCOME
  Fees and service charges ..............................................             2,391,712              1,802,872
  Gain on sale of investments ...........................................               380,068                   --
  Gain on sale of real estate owned .....................................                 6,006                  8,019
  Gain on sale of loans .................................................               404,591                134,395
  Brokerage and annuity commissions .....................................               507,490                241,551
  Other income ..........................................................               251,518                 94,736

                                                                            -------------------    -------------------
    Total non-interest income ...........................................             3,941,385              2,281,573
                                                                            -------------------    -------------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense ...................             5,876,522              5,375,511
  Occupancy expense .....................................................             1,224,446              1,205,745
  Data processing expense ...............................................               345,797                373,088
  Insurance premium expense .............................................                47,733                 32,275
  Amortization of core deposit intangible and other intangible assets ...               912,094              1,378,135
  Mandatorily redeemable preferred securities expense ...................               431,150                301,579
  Other expense .........................................................             3,329,435              3,463,069
                                                                            -------------------    -------------------
    Total non-interest expense ..........................................            12,167,177             12,129,402
                                                                            -------------------    -------------------

Earnings before income taxes ............................................             2,770,672              1,275,016

Provision for income taxes ..............................................               884,995                453,907
                                                                            -------------------    -------------------

Net earnings ............................................................   $         1,885,677    $           821,109
                                                                            ===================    ===================

Earnings per common share - basic .......................................   $              0.29    $              0.13
Earnings per common share - with dilution ...............................   $              0.29    $              0.13
Weighted average common shares outstanding - basic ......................             6,399,299              6,473,649
Weighted average common shares outstanding - with dilution ..............             6,541,255              6,483,860


 See notes to consolidated financial statements

                                                     KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                                             CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE THREE MONTHS ENDED DECEMBER 31, 2002
                                                                     (Unaudited)
                                                                                Unearned       Unearned   Accumulated
                                  Common   Common   Additional                    shares         shares         Other         Total
                                   stock    stock      paid-in     Retained       issued         issued comprehensive  shareholders'
                                  shares   amount      capital     earnings      to ESOP        to MRDP income (loss)        equity
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at October 1, 2001    6,561,461   $70,607  $33,926,796  $83,816,307   ($3,913,510)  ($1,298,859)   $1,539,564  $114,140,905

Cash dividends                       --        --           --   (3,339,749            --            --            --    (3,339,749)

Stock repurchased
  and retired                  (345,986)   (3,460)  (4,747,387)          --            --            --            --    (4,750,847)

ESOP contribution                97,865        --      410,593           --       978,380            --            --     1,388,973

MRDP contribution                23,847        --       11,511           --            --       299,748            --       311,259

Exercise of stock options        29,359       293      369,295           --            --            --            --       369,588

Tax benefit of stock
  options                            --        --      311,251                                                              311,251
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
                              6,366,546    67,440   30,282,059   80,476,558    (2,935,130)     (999,111)    1,539,564   108,431,380
Comprehensive income
  Net earnings                                                    6,788,776                                               6,788,776
  Other comprehensive income:
    Unrealized gain on
    securities, net of tax
    and reclassification
    adjustment   (1)                                                                                        4,717,880     4,717,880
                                                                                                                       ------------
    Total comprehensive income                                                                                           11,506,656
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at
  September 30, 2002          6,366,546    67,440   30,282,059   87,265,334    (2,935,130)     (999,111)    6,257,444   119,938,036

Cash dividends                       --        --           --     (842,320)           --            --            --      (842,320)

Stock repurchased
  and retired                    (5,859)      (58)     (90,658)          --            --            --            --       (90,716)

ESOP contribution                    --        --      132,950           --       244,662            --            --       377,612

MRDP contribution                16,869        --        2,108           --            --        72,984            --        75,092

Exercise of stock options        51,170       512      671,001           --            --            --            --       671,513
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
                              6,428,726    67,894   30,997,460   86,423,014    (2,690,468)     (926,127)    6,257,444   120,129,217
Comprehensive loss
  Net earnings                                                    1,885,677                                               1,885,677
  Other comprehensive loss:
    Unrealized loss on
    securities, net of tax
    and reclassification
    adjustment   (2)                                                                                       (2,847,180)   (2,847,180)
                                                                                                                       ------------
    Total comprehensive loss                                                                                               (961,503)
                              ----------  -------  -----------  -----------  ------------  ------------   -----------  ------------
Balance at
  December 31, 2002           6,428,726   $67,894  $30,997,460  $88,308,691   ($2,690,468)    ($926,127)   $3,410,264  $119,167,714
                              ==========  =======  ===========  ===========  ============  ============   ===========  ============

(1) Net unrealized holding gain on securities of $5,095,497 (net of $3,123,389 tax expense) less reclassification adjustment for gains included in net earnings of $377,617 (net of $231,443 tax expense).

(2) Net unrealized holding loss on securities of $2,602,330 (net of $1,594,973 tax benefit) less reclassification adjustment for gains included in net earnings of $244,850 (net of $150,069 tax expense).

  See notes to consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)

                                                                             Three Months Ended     Three Months Ended
                                                                                   December 31,           December 31,
                                                                                           2002                   2001
                                                                                 --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ........................................................   $         1,885,677    $           821,109

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
    Depreciation and amortization .......................................             1,454,311              1,879,032
    Provision for loan losses ...........................................                  --                  153,000
    Compensation expense related to ESOP benefit ........................               377,612                316,832
    Compensation expense related to MRDP Trust ..........................                75,092                 79,759
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities .............             2,626,087                646,997
    Increase (decrease) in deferred loan fees, net of amortization ......              (313,625)                24,664
    Accretion of discounts on purchased loans ...........................                  --                    3,802
    Net gain on sale of investment and mortgage
      backed and related securities .....................................              (380,068)                  --
    Gain on sale of real estate owned and fixed assets ..................                (4,819)                (8,019)
    FHLB stock dividend .................................................              (229,800)              (224,000)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .........................................             1,005,530               (249,257)
    Other assets ........................................................           (11,304,750)             2,936,778
    Accrued interest on deposit liabilities .............................               (36,999)              (445,211)
    Accrued interest on borrowings ......................................                92,733                 16,434
    Pension liabilities .................................................               (20,779)                32,649
    Other liabilities ...................................................               175,572             (1,350,588)
                                                                            -------------------    -------------------
Net cash provided by (used in) operating activities .....................            (4,598,226)             4,633,981
                                                                            -------------------    -------------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities available for sale ..               100,000                   --
    Principal repayments received on mortgage backed
       and related securities held to maturity ..........................                  --                  183,645
    Principal repayments received on mortgage backed
       and related securities available for sale ........................            82,960,527             19,546,625
    Principal repayments received on loans ..............................           176,307,625             70,404,303
    Loan originations ...................................................          (177,041,273)           (71,313,970)
    Loans sold ..........................................................            25,457,358              9,511,459
    Purchase of investment securities available
      for sale ..........................................................            (1,013,258)            (3,580,137)
    Purchase of mortgage-backed and related securities
      available for sale ................................................           (65,206,443)           (96,315,809)
    Proceeds from sale of investment securities
      available for sale ................................................            10,228,950                   --
    Proceeds from sale of real estate owned and
      premises and equipment ............................................               102,639                 54,173
    Purchases of premises and equipment .................................              (322,007)            (5,054,069)
    Purchase of bank-owned life insurance ...............................           (15,000,000)                  --
                                                                            -------------------    -------------------
Net cash provided by (used in) investing activities .....................            36,574,118            (76,563,780)
                                                                            -------------------    -------------------



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (Unaudited)
                                   (Continued)


                                                                             Three Months Ended     Three Months Ended
                                                                                   December 31,           December 31,
                                                                                           2002                   2001
                                                                                 --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase (decrease) in deposit
     liabilities ........................................................          ($22,978,428)          $  3,166,798
    Proceeds from FHLB advances .........................................            33,000,000             10,200,000
    Repayments of FHLB advances .........................................           (30,250,000)            (7,775,000)
    Stock repurchase and retirement .....................................               (90,716)            (3,056,850)
    Stock options exercised .............................................               671,513                   --
    Advances from borrowers for taxes and insurance .....................            (4,702,358)            (5,974,636)
    Dividends paid ......................................................              (984,793)              (934,233)
                                                                            -------------------    -------------------
Net cash used in financing activities ...................................           (25,334,782)            (4,373,921)
                                                                            -------------------    -------------------
Net increase (decrease)  in cash and cash
  equivalents ...........................................................             6,641,110            (76,303,720)

Cash and cash equivalents at beginning
  of period .............................................................            45,791,413            118,388,566
                                                                            -------------------    -------------------
Cash and cash equivalents at end of period ..............................           $52,432,523           $ 42,084,846
                                                                            ===================    ===================
SUPPLEMENTAL SCHEDULE OF INTEREST AND
  INCOME TAXES PAID
    Interest paid .......................................................           $ 8,174,329           $ 12,147,830
    Income taxes paid ...................................................               600,000                425,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Net unrealized gain on securities
      available for sale, net of tax ....................................          ($ 2,847,180)          ($ 2,111,743)
    Dividends declared and accrued in other
      liabilities .......................................................               987,980                905,927
    Loans transferred to real estate owned ..............................               113,294                 64,322



    See notes to consolidated financial statements

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc. and subsidiaries' (the "Company") financial condition as of December 31, 2002, and September 30, 2002, and the results of their operations and cash flows for the three months ended December 31, 2002 and 2001. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three months ended December 31, 2002 and 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. COMPREHENSIVE LOSS

For the three months ended December 31, 2002, the Company's total comprehensive loss was $1.0 million compared to total comprehensive loss of $1.3 million for the three months ended December 31, 2001. Total comprehensive loss for the three months ended December 31, 2002 was comprised of net income of $1.9 million and other comprehensive loss of $2.8 million, net of tax. Total comprehensive loss for the three months ended December 31, 2001 was comprised of net income of $821,109 and other comprehensive loss of $2.1 million, net of tax. Other comprehensive losses consist entirely of unrealized losses on available for sale securities.

3. ALLOWANCE FOR LOAN LOSSES


Activity in allowance for loan losses is summarized as follows:
                                                                             Three Months Ended             Year Ended
                                                                                   December 31,          September 30,
                                                                                           2002                   2002
                                                                            -------------------    -------------------
Balance, beginning of period ............................................            $7,375,812             $7,950,680
Charge-offs .............................................................               (77,860)              (747,092)
Recoveries ..............................................................                30,265                 16,224
Additions ...............................................................                  --                  156,000
                                                                            -------------------    -------------------
Balance, end of period ..................................................            $7,328,217             $7,375,812
                                                                            ===================    ===================

Impaired loans totaled $151,170 at December 31, 2002. There were no impaired loans at December 31, 2001 and no specifically allocated loan loss reserves for either period. The average investment in impaired loans for the three months ended December 31, 2002 and 2001 was $167,283 and zero, respectively.

4.   GOODWILL AND INTANGIBLE ASSETS

On October 1, 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires certain intangible assets to be accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which statements were also adopted on October 1, 2002. In accordance with these standards, goodwill and other intangible assets with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Upon adoption of SFAS No. 147, $22.9 million of intangible assets related to prior branch acquisitions were reclassified to goodwill and amortization of these assets ceased. Expense related to amortization of other intangibles totaled $404,375 for the three months ended December 31, 2002. A similar expense is not being recorded in fiscal year 2003. Core deposit intangibles will continue to be amortized based on the estimated lives of the underlying deposits. The following table summarizes selected information about intangible assets:


                                                 Gross Carrying Amount                        Accumulated Amortization
---------------------------------     --------------------------------------------  --------------------------------------------
Intangible assets                         December 31, 2002     September 30, 2002        December 31, 2002   September 30, 2002
carrying value
---------------------------------     --------------------- ----------------------  ----------------------- --------------------
Core deposit intangible                         $28,376,467            $28,376,467              $11,862,486          $10,950,393
Mortgage servicing rights (included
in Other Assets)                                  1,820,823              1,820,823                  747,055              604,424
                                      --------------------- ----------------------  ----------------------- --------------------
Total                                           $30,030,297            $30,030,297              $12,442,547          $11,387,824
                                      ===================== ======================  ======================= ====================

                                               Amortization expense
                                         Three months ended December 31,
                                   --------------------------------------------
Intangible assets amortization             2002                   2001
---------------------------------  --------------------- ----------------------
Core deposit intangible                         $912,094               $973,760
Mortgage servicing rights                        142,631                 89,607
                                   --------------------- ----------------------

Total                                         $1,054,725             $1,063,367
                                   ===================== ======================

Estimated amortization expense
For year ended 9/30/2004                      $3,611,358
For year ended 9/30/2005                      $3,306,403
For year ended 9/30/2006                      $1,648,489
For year ended 9/30/2007                      $1,527,914
For year ended 9/30/2008                      $1,258,079


5. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at December 31, 2002 consisted of four short term advances totaling $26.0 million and 14 long term advances totaling $182.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The advances are collateralized in aggregate by certain mortgages or deeds of trust, securities of the U.S. Government and agencies thereof.

Scheduled maturities of advances from the FHLB were as follows:


                                             December 31, 2002                                       September 30, 2002
                          ---------------------------------------------------------------------------------------------------------
                                                  Range of        Weighted                                 Range of        Weighted
                                                  interest         average                                 interest         average
                                  Amount             rates   interest rate                 Amount             rates   interest rate
                          --------------       -----------   -------------         --------------       -----------   -------------
Due within one year ...   $   26,000,000       1.61%-2.14%           2.02%         $   31,250,000       1.91%-2.20%           2.09%
After one but within
five years ............       24,000,000       2.22%-3.58%           3.02%             16,000,000       2.48%-3.58%           3.06%
After five but within
ten years .............      158,000,000       4.77%-7.05%           5.86%            158,000,000       4.77%-7.05%           5.86%
                          --------------       -----------   -------------         --------------       -----------   -------------
                          $  208,000,000                                           $  205,250,000
                          ==============                                           ==============


6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingencies that are not reflected in the accompanying consolidated financial statements. In addition, the Company is a defendant in certain claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material adverse effect on the consolidated financial condition or cash flows of the Company.

7. EARNINGS PER SHARE

Earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered contingently issuable shares and are included in the computation of basic EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                                                For the Three Months Ended
                                                               December 31,          December 31,
                                                               2002                  2001
                                                       --------------------  --------------------
Weighted average common
shares outstanding - basic ..........................            6,399,299              6,473,649
                                                       -------------------    -------------------
Effect of Dilutive Securities on Number of Shares:
MRDP shares .........................................                9,376                      7
Stock options .......................................              132,580                 10,204
                                                       -------------------    -------------------
Total Dilutive Securities ...........................              141,956                 10,211
                                                       -------------------    -------------------
Weighted average common shares

 outstanding - with dilution ........................            6,541,255              6,483,860
                                                       ===================    ===================

8. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at December 31, 2002:


                                                                                                   Categorized as "Well
                                                                                                    Capitalized" Under
                                                                      For Capital                   Prompt Corrective
                                           Actual                  Adequacy Purposes                 Action Provision
                                   ----------------------   ------------------------------  ------------------------------
                                         Amount     Ratio                 Amount     Ratio                Amount     Ratio
                                   ------------     -----           ------------     -----          ------------     -----
 Total Capital:                    $106,039,327     14.1%            $60,075,848      8.0%           $75,094,810     10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     98,825,356     13.2%                    N/A       N/A            45,056,886      6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     98,825,356      6.9%             57,746,892      4.0%            72,183,615      5.0%
  (To Total Assets)
 Tangible Capital:                   98,825,356      6.9%             21,655,084      1.5%                   N/A       N/A
  (To Tangible Assets)

9. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issues SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also expands and clarifies the disclosure requirements to make those disclosures more prominent and to require such disclosures in interim as well as annual financial statements. While the Company plans to continue to account for stock-based compensation under APB Opinion 25, the disclosure requirements of SFAS No. 148 will be implemented for interim reporting for the quarter ended March 31, 2003. The Company does not expect adoption of SFAS No. 148 to have a material impact on its financial statements.


10. SUBSEQUENT EVENT

On January 16, 2003, the Company  announced a five percent stock repurchase plan
to  be  completed   over  a  twelve  month  period.   Five  percent   represents
approximately 339,000 shares.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this report contain certain "forward-looking statements" concerning the future operations of Klamath First Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in this quarterly report. We have used "forward- looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole which could affect the collectibility of loan balances, the ability to increase non-interest income through expansion of new lines of business, the ability of the Company to control costs and expenses, the success and costs of integration of acquired branches, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 81 percent of the Company's loan portfolio is secured by real estate, both residential and commercial properties, and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan and lease losses.

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing assets are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights. At December 31, 2002 the Company had recorded impairment of $213,813 related to mortgage servicing rights.

At December 31, 2002 the Company had approximately $16.5 million in core deposit intangibles and $22.9 million of goodwill as a result of business combinations. Because these intangible assets were generated by purchases of bank branches, the Company was originally required to account for them under SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, rather than SFAS No. 142, Goodwill and Other Intangible Assets. The issuance of SFAS No. 147, Acquisitions of Certain Financial Institutions, in October 2002 removed such acquisitions of financial institutions from the scope of SFAS No. 72 and required the application of SFAS No. 142. The Company adopted SFAS No. 142 and SFAS No. 147 as of October 1, 2002. These standards require that the balance of goodwill and other intangibles be subjected to impairment testing on a periodic basis. Ongoing analysis of the fair value of recorded core deposit intangibles and other intangibles for impairment will involve a substantial amount of
judgment,   as  will  establishing  and  monitoring  estimated  lives  of  other
amortizable   intangible   assets.

The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

General

The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At December 31, 2002, the Company had total consolidated assets of $1.5 billion and consolidated shareholders' equity of $119.2 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

The Association is a progressive, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi- family residential loans, residential construction loans, commercial and industrial loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. The acquisition of 13 branches from Washington Mutual Bank ("WAMU"), which was completed in September 2001, moved the Company strongly in this direction.

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

Liquidity and Capital Resources

The Company generates cash through operating activities, primarily as a result of net income. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of the provision for loan losses, depreciation and amortization, stock-based compensation expense, amortization  of  deferred  loan  origination  fees,  net  gain  on the  sale of investment and mortgage-backed securities, increases or decreases in various escrow accounts and increases or decreases in other assets and liabilities. The primary investing activity of the Association is lending, which is funded with cash provided from operations and financing activities, as well as proceeds from amortization and prepayments on existing loans and mortgage backed and related securities. For additional information about cash flows from operating, financing, and investing activities, see the Condensed Consolidated Statements of Cash Flows.

The Association is required under applicable federal regulations to maintain specified levels of "liquid" investments in qualifying types of U.S. government, federal agency and other investments having maturities of five years or less. Current OTS regulations require that a savings association maintain liquid assets of not less than 4.00% of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. At December 31, 2002, the Association's liquidity, as measured for regulatory purposes, was 7.8%. The Company has borrowing agreements with banks that can be used if funds are needed.

OTS capital regulations require the Association to have: (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 4.0% of adjusted total assets, and (iii) total risk-based capital equal to 8.0% of risk-weighted assets. At December 31, 2002, the Association was in compliance with all regulatory capital requirements effective as of such date, with tangible, core and risk- based capital of 6.9%, 6.9% and 14.1%, respectively.

Changes in Financial Condition

At December 31, 2002, the consolidated assets of the Company totaled $1.5 billion, consistent with $1.5 billion at September 30, 2002.

Cash and cash equivalents increased $6.6 million, or 14.50%, from $45.8 million at September 30, 2002 to $52.4 million at December 31, 2002. The increase is the result of routine daily fluctuations in cash balances.

Net loans receivable decreased $17.8 million, or 2.94%, to $589.6 million at December 31, 2002, compared to $607.5 million at September 30, 2002. The decrease is the combined result of continued prepayment of loan balances due to refinancing activity and the Company's strategy of selling much of its single family mortgage loan production, so those loans are not adding to the portfolio balance. The Company sold $25.5 million in single family mortgage loans with servicing released during the quarter ended December 31, 2002.

Investment securities decreased $10.8 million, or 9.02%, from $119.5 million at September 30, 2002 to $109.2 million at December 31, 2002. This decrease was the primarily the result of sale of $10.2 million of securities during the quarter ended December 31, 2002.

During the three months ended December 31, 2002, $83.0 million of principal payments were received on MBS and $65.2 million in MBS were purchased, resulting in a decrease in the balance of MBS from $650.8 million at September 30, 2002 to $627.7 million at December 31, 2002.

In December 2002, the Company purchased $15.0 million in bank-owned life insurance.

Other assets increased from $3.7 million at September 30, 2002 to $14.6 million at December 31, 2002. The balance at December 31, 2002 included an $11.3 million receivable from investment brokers related to the securities transactions that had not settled at quarter end.

Deposit liabilities decreased $23.0 million, or 2.01%, from $1.14 billion at September 30, 2002 to $1.12 billion at December 31, 2002. The decrease reflects run off of time deposits in response to reduced interest rates offered on accounts.

Advances from borrowers for taxes and insurance decreased $4.7 million from September 30, 2002 to December 31, 2002. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November 2002.

The Company's total borrowings increased $2.7 million from September 30, 2002 to December 31, 2002. The increase is the result of FHLB borrowing at favorable rates during the quarter ended December 31, 2002.

Total shareholders' equity decreased $770,322 from $119.9 million at September 30, 2002 to $119.2 million at December 31, 2002. This decrease was the combined result of $1.9 million in earnings for the quarter, a $2.8 million decrease in unrealized gains on securities available for sale, and $842,320 reduction for payment of dividends on common stock.

Results of Operations

         Comparison of Three Months Ended December 31, 2002 and 2001

General. Net income improved for the quarter ended December 31, 2002 compared with the same quarter last year. While interest income, interest expense and net interest income all declined due to the declining rates over the last 12 months, non-interest income improved without an increase in non-interest expense. The overall result was a 129.65% increase in net earnings, from $821,109 for the quarter ended December 31, 2001 to $1.9 million for the quarter ended December 31, 2002.

Interest Income. The Company recorded interest income of $19.2 million in the first quarter ended December 31, 2002, a decrease of 16.39% from $23.0 million for the same period last year. Average interest earning assets for the first quarter increased by $15.4 million, or 1.11%, compared to the first quarter last year, due to growth throughout the branch network. During the same period, yield on interest-earning assets decreased 115 basis points, from 6.64% for the quarter ended December 31, 2001 to 5.49% for the same period in 2002.

Interest Expense. Total interest expense decreased $3.5 million from $11.7 million for the quarter ended December 31, 2001 to $8.2 million for the quarter ended December 31, 2002. Average deposits decreased by $42.7 million comparing the three months ended December 31, 2001 to 2002, while the average interest paid on interest-bearing deposits decreased 134 basis points from 3.58% for the three months ended December 31, 2001 to 2.24% for the same period ended December 31, 2002. Again, the decrease in interest rates paid was part of a strategy adopted by the Company in the fiscal year ended September 30, 2002. The average balance of borrowings increased $35.5 million from $170.0 million for the three months ended December 31, 2001 to $205.5 million for the same period ended December 31, 2002. However, the rate paid on borrowings decreased by 57 basis points from 5.77% for the quarter ended December 31, 2001 to 5.20% for the same period in 2002.

Provision for Loan Losses. The provision for loan losses was zero and there were $77,860 of charge offs, and $30,265 of recoveries during the three months ended December 31, 2002 compared to a $153,000 provision with $44,230 of charge offs and no recoveries during the three months ended December 31, 2001. Based on analysis of the loan portfolio, it was determined that the allowance for loan losses was adequate at December 31, 2002 without the need for additional reserves, thus no provision for loan losses was recorded.

At December 31, 2002, the allowance for loan losses was equal to 548.1% of total non-performing assets compared to 699.6% at December 31, 2001. The decrease in the coverage ratio was the result of a slight increase in non-performing assets and a somewhat lower allowance. The ratio of non-performing assets to total assets remained consistent, with 0.08% at December 31, 2001 to 0.09% at December 31, 2002.

Non-Interest Income. Non-interest income continues to improve, increasing $1.7 million, or 72.75%, to $3.9 million for the three months ended December 31, 2002 from $2.3 million for the three months ended December 31, 2001. Income from fees and service charges increased by 32.66% from $1.8 million for the quarter ended December 31, 2001 to $2.4 million for the current quarter. Brokerage and annuity commissions also showed significant growth, increasing by 110.10% from $241,551 for the quarter ended December 31, 2001 to $507,490 for the same quarter this year. This growth is a result of the expanded presence of Klamath First Financial Services, making the brokerage and investment services available to customers in more of the Company's market areas. A $380,068 gain on sale of securities was recorded in the quarter ended December 31, 2002 while there was no corresponding gain in the prior year.

Non-Interest Expense. The Company's continued efforts to control expenses can be seen in the comparison of non-interest expense items for the quarters ended December 31, 2002 and 2001. Most categories of expenses were consistent from year to year. Compensation, employee benefits and related expense showed a 9.32% increase due to increases in number of employees and salary increases. Amortization of intangibles decreased as the adoption of SFAS No. 142 and SFAS No. 147 required the Company to cease amortization of other intangibles related to the WAMU branch acquisition beginning October 1, 2002. Amortization of core deposit intangibles arising from the branch acquisitions from Wells Fargo and WAMU will continue to be recorded.

Income Taxes. The provision for income taxes increased $431,088 for the three months ended December 31, 2002 compared with the prior year. The effective tax rate was 31.9% for the quarter ended December 31, 2002 compared to 35.6% for the same period of 2001. The decrease in effective tax rate is primarily due to an increase in tax-exempt securities and addition of low income housing tax credits.

Item 3. Quantitative and Qualitative Disclosures about Market Risk


The Company's financial performance is affected by the success of the fee generating products it offers to its customers, the credit quality of its loans and securities, and the extent to which its earnings are affected by changes in interest rates. Credit risk is the risk that borrowers will become unable to repay their debts as they become due. The Company relies on strict underwriting standards, loan review, and an adequate allowance for loan losses to mitigate its credit risk.

Interest rate risk is the risk of loss in principal value and risk of earning less net interest income due to changes in interest rates. Put simply, savings institutions solicit deposits and lend the funds they receive to borrowers. The difference between the rate paid on deposits and the rate received on loans is the interest rate spread. If the rates paid on deposits change, or reprice, with the same timing and magnitude as the rates change on the loans, there is perfect matching of interest rate changes and thus, no change in interest rate spread and no interest rate risk. In actuality, interest rates on deposits and other liabilities do not reprice at the same time and/or with the same magnitude as those on loans, investments and other interest-earning assets. For example, historically the Company primarily originated fixed-rate residential loans for its portfolio. Because fixed-rate loans do not reprice until payoff and because the majority of residential loans have terms of 15 to 30 years (with actual expected lives of seven to ten years), the interest rate characteristics of the loan portfolio do not exactly match the Company's liabilities, which consist of deposits with maturities ranging up to ten years and borrowings which mature or reprice in five years or less. When interest rates change, this mismatch creates changes in interest rate spread that influence net interest income and result in interest rate risk.

Changes in interest rates also impact the fair value of the assets and liabilities on the Company's balance sheet, expressed as changes in the net portfolio value ("NPV"). NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities plus or minus the estimated market value of off-balance sheet instruments. For example, the market value of investment securities and loans is impacted by changes in interest rates. Fixed-rate loans and investments held in the Company's portfolio increase in market value if interest rates decline. Conversely, the market value of fixed-rate portfolio assets decreases in an increasing interest rate environment. It is generally assumed that assets with adjustable rates are less subject to market value changes due to interest rate fluctuations based on the premise that their rates will adjust with the market.

There has not been any material change in the market risk disclosures contained in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2002.

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act") was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended December 31, 2002, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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


Item 6.           Exhibits and Reports on Form 8-K

         a)  Not applicable.

         b) There were no Current Reports on Form 8-K filed during the quarter ended December 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             KLAMATH FIRST BANCORP, INC.

Date:      February 14, 2003                 By: /s/ Kermit K. Houser
                                             -------------------------------
                                             Kermit K. Houser, President and
                                             Chief Executive Officer


Date:      February 14, 2003                 By: /s/ Marshall Jay Alexander
                                             -------------------------------
                                             Marshall Jay Alexander,
                                             Executive Vice President and
                                             Chief Financial Officer

                             Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Kermit K. Houser, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Klamath First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003
                                             By: /s/ Kermit K. Houser
                                             -------------------------------
                                             Kermit K. Houser, President and
                                             Chief Executive Officer

                             Certification Required
      by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934

I, Marshall J. Alexander, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Klamath First Bancorp, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003                      By: /s/ Marshall Jay Alexander
                                             -------------------------------
                                             Marshall Jay Alexander,
                                             Executive Vice President and
                                             Chief Financial Officer

      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF KLAMATH FIRST BANCORP, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     The   undersigned   hereby   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



By: /s/ Kermit K. Houser                        By: /s/ Marshall Jay Alexander
--------------------------                      ------------------------------
Kermit K. Houser                                Marshall Jay Alexander
Chief Executive Officer                         Chief Financial Officer

Dated: February 14, 2003