Form 10-Q
period 2003-03-31
KLAMATH FIRST BANCORP INC
filed 2003-05-16
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

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

     As of April 30, 2003, there were issued 6,924,515 shares of the Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Financial Statements                                               Page
                                                                          ------
         Unaudited Condensed Consolidated Balance Sheets
         (As of March 31, 2003 and September 30, 2002)                         3

         Unaudited Condensed Consolidated Statements of Earnings
         (For the three months and six months ended March 31, 2003
          and 2002)                                                            4

         Unaudited Condensed Consolidated Statements of
         Shareholders' Equity
         (For the year ended September 30, 2002 and for
          the six months ended March 31, 2003)                                 5

         Unaudited Condensed Consolidated Statements of
         Cash Flows
         (For the six months ended March 31, 2003 and 2002)                6 - 7

         Notes to Condensed Consolidated Financial Statements             8 - 13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             14 - 19

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           20

Item 4.  Controls and Procedures                                              21

Part II. Other Information
-------  -------------------

Item 1.  Legal Proceedings                                                    22

Item 2.  Changes in Securities                                                22

Item 3.  Defaults Upon Senior Securities                                      22

Item 4.  Submission of Matters to a Vote of Security Holders                  22

Item 5.  Other Information                                                    22

Item 6.  Exhibits and Reports on Form 8-K                                     22

Signatures                                                                    23

Certifications Required by Rules 13a-14 and 15d-14
under the Securities Exchange Act of 1934

Certification of Chief Executive Officer and Chief Financial
Officer of Klamath First Bancorp, Inc. Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002



                                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                AS OF MARCH 31, 2003 AND SEPTEMBER 30, 2002
                                                                               (Unaudited)



                                                                                         March 31, 2003        September 30, 2002
                                                                                        ---------------        ------------------

Cash and due from banks .............................................................   $    36,647,926           $    38,444,500
Interest bearing deposits with banks ................................................        16,109,394                 5,762,373
Federal funds sold and securities purchased under agreements to resell ..............           286,501                 1,584,540
                                                                                        ---------------           ---------------
   Total cash and cash equivalents ..................................................        53,043,821                45,791,413

Investment securities available for sale, at fair value
  (amortized cost: $155,911,802 and $119,940,845) ...................................       153,734,478               119,542,052
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $587,378,020 and $640,304,722) .............................       592,316,063               650,796,164
Loans receivable, net ...............................................................       573,395,681               607,464,660
Real estate owned and repossessed assets ............................................           656,480                   758,663
Premises and equipment, net .........................................................        23,322,508                23,410,847
Stock in Federal Home Loan Bank of Seattle, at cost .................................        13,968,800                13,510,400
Accrued interest receivable .........................................................         7,468,711                 8,177,014
Deferred income taxes ...............................................................         1,365,730                      --
Bank-owned life insurance ...........................................................        15,137,472                      --
Core deposit intangible, net ........................................................        15,601,887                17,426,074
Goodwill and other intangible assets ................................................        22,872,915                22,872,915
Other assets ........................................................................         4,755,313                 3,745,151
                                                                                        ---------------           ---------------
   Total assets .....................................................................   $ 1,477,639,859           $ 1,513,495,353
                                                                                        ===============           ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...............................................................   $ 1,099,727,664           $ 1,142,005,997
  Accrued interest on deposit liabilities ...........................................           677,412                   721,810
  Advances from borrowers for taxes and insurance ...................................         1,580,165                 5,105,955
  Advances from Federal Home Loan Bank of Seattle ...................................       208,000,000               205,250,000
  Short term borrowings .............................................................         1,700,000                 1,700,000
  Accrued interest on borrowings ....................................................           910,280                   820,975
  Pension liabilities ...............................................................           811,347                   842,272
  Deferred income taxes .............................................................              --                   1,466,556
  Other liabilities .................................................................        17,981,527                 8,438,245
                                                                                        ---------------           ---------------
    Total liabilities ...............................................................     1,331,388,395             1,366,351,810
                                                                                        ---------------           ---------------
 Mandatorily redeemable preferred securities issued by subsidiary ...................        27,271,807                27,205,507
                                                                                        ---------------           ---------------
    Commitments and contingencies

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued ...........              --                        --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   March 31, 2003 - 6,859,405 issued, 6,502,780 outstanding
   September 30, 2002 - 6,744,040 issued, 6,366,546 outstanding .....................            68,594                    67,440
  Additional paid-in capital ........................................................        32,083,743                30,282,059
  Retained earnings-substantially restricted ........................................        88,414,623                87,265,334
  Unearned shares issued to ESOP ....................................................        (2,445,805)               (2,935,130)
  Unearned shares issued to MRDP ....................................................          (853,144)                 (999,111)
  Accumulated other comprehensive income, net of tax ................................         1,711,646                 6,257,444
                                                                                        ---------------           ---------------
    Total shareholders' equity ......................................................       118,979,657               119,938,036
                                                                                        ---------------           ---------------
    Total liabilities and shareholders' equity ......................................   $ 1,477,639,859           $ 1,513,495,353
                                                                                        ===============           ===============


      See notes to condensed consolidated financial statements.


                                                               KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                                               CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                                                (Unaudited)

                                                                        Three             Three               Six               Six
                                                                 Months Ended      Months Ended      Months Ended      Months Ended
                                                                    March 31,         March 31,         March 31,         March 31,
                                                                         2003              2002              2003              2002
                                                              ---------------   ---------------   ---------------   ---------------
INTEREST INCOME
  Loans receivable ........................................   $    11,002,022   $    13,329,697   $    22,713,826   $    27,289,669
  Mortgage backed and related securities ..................         5,098,979         6,358,565        11,042,778        12,941,575
  Investment securities ...................................         1,569,610         2,081,079         3,044,141         4,248,324
  Federal funds sold ......................................            36,713            82,122            75,951           303,562
  Interest bearing deposits ...............................            64,367            70,084           121,522           133,316
                                                              ---------------   ---------------   ---------------   ---------------
    Total interest income .................................        17,771,691        21,921,547        36,998,218        44,916,446
                                                              ---------------   ---------------   ---------------   ---------------

INTEREST EXPENSE
  Deposit liabilities .....................................         4,698,399         7,509,908        10,248,435        16,757,286
  FHLB advances ...........................................         2,626,684         2,362,962         5,277,222         4,793,370
  Other ...................................................            23,314            23,693            52,803            64,961
                                                              ---------------   ---------------   ---------------   ---------------
    Total interest expense ................................         7,348,397         9,896,563        15,578,460        21,615,617
                                                              ---------------   ---------------   ---------------   ---------------
    Net interest income ...................................        10,423,294        12,024,984        21,419,758        23,300,829

Provision for loan losses .................................              --               3,000              --             156,000

                                                              ---------------   ---------------   ---------------   ---------------
    Net interest income after provision for
      loan losses .........................................        10,423,294        12,021,984        21,419,758        23,144,829
                                                              ---------------   ---------------   ---------------   ---------------

NON-INTEREST INCOME
  Fees and service charges on deposit accounts ............         1,521,020         1,235,712         3,102,383         2,328,099
  Other fees and service charges ..........................           828,342           750,948         1,638,691         1,461,433
  Gain on sale of investments .............................           504,451           119,101           884,519           119,101
  Gain on sale of real estate owned .......................            10,715             4,433            16,721            12,452
  Brokerage and annuity commissions .......................           400,980           301,352           908,470           542,903
  Gain on sale of mortgage loans ..........................           612,138           329,036         1,016,729           463,431
  Income on bank-owned life insurance .....................           137,472              --             137,472              --
  Other income ............................................           160,956           180,757           412,474           275,493
                                                              ---------------   ---------------   ---------------   ---------------
    Total non-interest income .............................         4,176,074         2,921,339         8,117,459         5,202,912
                                                              ---------------   ---------------   ---------------   ---------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense .....         6,206,153         5,523,630        12,082,675        10,899,141
  Occupancy expense .......................................         1,351,646         1,156,041         2,576,092         2,361,786
  Data processing expense .................................           347,311           406,630           693,107           779,718
  Insurance premium expense ...............................            46,871            51,483            94,604            83,758
  Loss on sale of investments .............................           404,439              --             404,439              --
  Amortization of intangible assets .......................           912,094         1,378,135         1,824,187         2,756,270
  Mandatorily redeemable preferred securities expense .....           403,290           244,911           834,441           546,489
  Other expense ...........................................         3,577,736         3,635,494         6,907,172         7,098,564
                                                              ---------------   ---------------   ---------------   ---------------
    Total non-interest expense ............................        13,249,540        12,396,324        25,416,717        24,525,726
                                                              ---------------   ---------------   ---------------   ---------------

Earnings before income taxes ..............................         1,349,828         2,546,999         4,120,500         3,822,015

Provision for income tax ..................................           388,184           875,894         1,273,179         1,329,801
                                                              ---------------   ---------------   ---------------   ---------------

Net earnings ..............................................   $       961,644   $     1,671,105   $     2,847,321   $     2,492,214
                                                              ===============   ===============   ===============   ===============

Earnings per common share - basic .........................   $          0.15   $          0.26   $          0.44   $          0.39
Earnings per common share - fully diluted .................   $          0.14   $          0.26   $          0.43   $          0.39
Weighted average common shares outstanding - basic ........         6,482,777         6,381,819         6,440,579         6,428,238
Weighted average common shares outstanding -  with dilution         6,657,784         6,402,420         6,592,859         6,447,131

     See notes to condensed consolidated financial statements.




                                                 KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE SIX MONTHS ENDED MARCH 31, 2003
                                                                   (Unaudited)

                                                                                   Unearned     Unearned   Accumulated
                                   Common     Common   Additional                    shares       shares         Other        Total
                                    stock      stock      paid-in     Retained       issued       issued comprehensive shareholders'
                                   shares     amount      capital     earnings      to ESOP      to MRDP income (loss)       equity
                              ----------- ----------  -----------  -----------  -----------  ----------- ------------- ------------
Balance at October 1, 2001 ..   6,561,461 $   70,607  $33,926,796  $83,816,307  ($3,913,510) ($1,298,859)   $1,539,564 $114,140,905

Cash dividends ..............        --         --           --     (3,339,749)        --           --            --     (3,339,749)

Stock repurchased and
  retired ...................    (345,986)    (3,460)  (4,747,387)        --           --           --            --     (4,750,847)

ESOP contribution ...........      97,865       --        410,593         --        978,380         --            --      1,388,973

MRDP contribution ...........      23,847       --         11,511         --           --        299,748          --        311,259

Exercise of stock options ...      29,359        293      369,295         --           --           --            --        369,588

Tax benefit of stock options         --         --        311,251         --           --           --            --        311,251
                              ----------- ----------  -----------  -----------  -----------  ----------- -------------  -----------
                                6,366,546     67,440   30,282,059   80,476,558   (2,935,130)    (999,111)    1,539,564  108,431,380

Comprehensive income
  Net earnings ..............                                        6,788,776                                            6,788,776
  Other comprehensive income:
    Unrealized gain on
    securities, net of tax
    and reclassification
    adjustment (1) ..........                                                                                4,717,880    4,717,880
                                                                                                                        -----------
    Total comprehensive
    income                                                                                                               11,506,656
                              ----------- ----------  -----------  -----------  -----------  ----------- -------------  -----------
Balance at
  September 30, 2002 ........   6,366,546     67,440   30,282,059   87,265,334   (2,935,130)    (999,111)    6,257,444  119,938,036

Cash dividends ..............        --         --           --     (1,698,032)        --           --            --     (1,698,032)

Stock repurchased and retired      (7,605)       (76)    (119,232)        --           --           --            --       (119,308)

ESOP contribution ...........        --         --        301,041         --        489,325         --            --        790,366

MRDP contribution ...........      20,869       --          4,217         --           --        145,967          --        150,184

Exercise of stock options ...     122,970      1,230    1,615,658         --           --           --            --      1,616,888

Tax benefit of stock options         --         --           --           --           --           --            --           --
                              ----------- ----------  -----------  -----------  -----------  ----------- -------------  -----------
                                6,502,780     68,594   32,083,743   85,567,302   (2,445,805)    (853,144)    6,257,444  120,678,134

Comprehensive loss
  Net earnings ..............                                        2,847,321                                            2,847,321
  Other comprehensive loss:
    Unrealized loss on
    securities, net of tax
    and reclassification
    adjustment (2) ..........                                                                              (4,545,798)   (4,545,798)
                                                                                                                       ------------
    Total comprehensive loss                                                                                             (1,698,477)
                              ----------- ----------  -----------  -----------  -----------  ----------- ------------- ------------
Balance at March 31, 2003 ...   6,502,780 $   68,594  $32,083,743  $88,414,623  ($2,445,805) ($  853,144)   $1,711,646 $118,979,657
                              =========== ==========  ===========  ===========  ===========  =========== ============= ============

(1)         Net unrealized holding gain on securities of $5,095,497 (net of $3,123,389 tax expense) less reclassification adjustment for net gains included in net earnings of $377,617 (net of $231,443 tax expense).
(2)         Net unrealized holding loss on securities of $3,018,305 (net of $1,849,922 tax benefit) less reclassification adjustment for net gains included in net earnings of $1,527,493 (net of $936,205 tax expense).

  See notes to consolidated financial statements.


                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)


                                                                                       Six Months Ended          Six Months Ended
                                                                                              March 31,                 March 31,
                                                                                                   2003                      2002
                                                                                        ---------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ....................................................................      $  2,847,321              $  2,492,214

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization ...................................................         2,924,997                 3,798,741
    Deferred income taxes ...........................................................           (46,152)                     --
    Provision for loan losses .......................................................              --                     156,000
    Compensation expense related to ESOP benefit ....................................           790,366                   641,858
    Compensation expense related to MRDP Trust ......................................           150,184                   159,518
    Net amortization of premiums (discounts)  paid on
      investment and mortgage backed and related securities .........................         4,986,797                 1,585,035
    Decrease in deferred loan fees, net of amortization .............................          (499,711)                 (189,726)
    Accretion of discounts on purchased loans .......................................              --                       7,149
    Net (gain) loss on sale of real estate owned and
      premises and equipment ........................................................            (8,348)                  (11,459)
    Net gain on sale of investment and mortgage
      backed and related securities .................................................          (480,080)                 (119,101)
    FHLB stock dividend .............................................................          (458,400)                 (415,100)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .....................................................           708,303                   358,288
    Other assets ....................................................................        (1,154,675)                3,356,667
    Accrued interest on deposit liabilities .........................................           (44,398)                 (584,549)
    Accrued interest on borrowings ..................................................            89,305                    12,814
    Pension liabilities .............................................................           (30,925)                   65,298
    Other liabilities ...............................................................         9,778,960                 1,050,472
                                                                                        ---------------           ---------------
Net cash provided by operating activities ...........................................        19,553,544                12,364,119
                                                                                        ---------------           ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      available for sale ............................................................         3,862,000                      --
    Principal repayments received on mortgage
       backed and related securities held to maturity ...............................              --                     327,174
    Principal repayments received on mortgage
       backed and related securities available for sale .............................       186,229,080                48,029,224
    Principal repayments received on loans ..........................................       178,858,925               148,325,276
    Loan originations ...............................................................      (195,871,576)             (141,897,739)
    Loans purchased .................................................................        (1,875,225)                     --
    Loans sold ......................................................................        53,304,337                28,478,869
    Purchase of investment securities available
      for sale ......................................................................       (50,136,050)               (7,395,197)
    Purchase of mortgage backed and related
      securities available for sale .................................................      (255,833,371)             (126,729,871)
    Proceeds from sale of investment securities
      available for sale ............................................................        10,228,950                10,040,625
    Proceeds from sale of mortgage backed and related
      securities available for sale .................................................       118,098,423                      --
    Proceeds from sale of real estate owned and
      premises and equipment ........................................................           262,753                   520,782
    Purchases of premises and equipment .............................................        (1,005,430)               (7,435,410)
    Purchase of bank-owned life insurance ...........................................       (15,000,000)                     --
                                                                                        ---------------           ---------------
Net cash provided by (used in) investing activities .................................        31,122,816               (47,736,267)
                                                                                        ---------------           ---------------



                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Unaudited)
                                   (Continued)

                                                                                       Six Months Ended          Six Months Ended
                                                                                              March 31,                 March 31,
                                                                                                   2003                      2002
                                                                                        ---------------           ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease  in deposit liabilities,
      net of withdrawals ............................................................      ($42,278,333)             ($11,259,787)
    Proceeds from FHLB advances .....................................................        69,800,000                10,200,000
    Repayments of FHLB advances .....................................................       (67,050,000)              (10,200,000)
    Proceeds from short term borrowings .............................................              --                     200,000
    Repayments of short term borrowings .............................................              --                    (200,000)
    Stock repurchase and retirement .................................................          (119,308)               (3,468,670)
    Stock options exercised .........................................................         1,616,888                   241,148
    Advances from borrowers for taxes and insurance .................................        (3,525,790)               (4,180,402)
    Dividends paid ..................................................................        (1,867,409)               (1,840,160)
                                                                                        ---------------           ---------------
Net cash used in financing activities ...............................................       (43,423,952)              (20,507,871)
                                                                                        ---------------           ---------------
Net increase (decrease) in cash and cash
  equivalents .......................................................................         7,252,408               (55,880,019)

Cash and cash equivalents at beginning
  of period .........................................................................        45,791,413               118,388,566

                                                                                        ---------------           ---------------
Cash and cash equivalents at end of period ..........................................       $53,043,821               $62,508,547
                                                                                        ===============           ===============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid ...................................................................       $15,533,552               $22,187,352
    Income taxes paid ...............................................................         1,775,000                 1,275,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING ACTIVITIES
    Net unrealized loss on securities
      available for sale ............................................................       ($4,545,798)              ($3,740,518)
    Dividends declared and accrued in other
      liabilities ...................................................................           891,723                   890,158


    See notes to condensed consolidated financial statements

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of March 31, 2003 and September 30, 2002, the results of operations for the three and six months ended March 31, 2003 and 2002 and cash flows for the six months ended March 31, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six months ended March 31, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also expands and clarifies the disclosure requirements to make those disclosures more prominent and to require such disclosures in interim as well as annual financial statements. While the Company plans to continue to account for stock-based compensation under the intrinsic value method presented in APB Opinion 25, Accounting for Stock Issued to Employees, the disclosure requirements of SFAS No. 148 have been implemented for interim reporting for the quarter ended March 31, 2003. The table below presents net earnings and earnings per share as reported, the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net earnings if the fair value based method had been applied and pro forma net earnings and earnings per share that would have resulted if the fair value method had been applied.


                                                                 Three Months      Three Months        Six Months        Six Months
                                                                        Ended             Ended             Ended             Ended
                                                               March 31, 2003    March 31, 2002    March 31, 2003    March 31, 2002
                                                                   ----------        ----------        ----------        ----------
Net Earnings as reported ..................................        $  961,644        $1,671,105        $2,847,321        $2,492,214
Less: SFAS 123 Compensation expense, net of tax............           (97,393)         (118,469)         (194,786)         (236,938)
                                                                   ----------        ----------        ----------        ----------
Pro forma net earnings ....................................        $  864,251        $1,552,636        $2,652,535        $2,255,276
                                                                   ==========        ==========        ==========        ==========

Weighted average shares - basic ...........................         6,482,777         6,381,819         6,440,579         6,428,238
Earnings per share - basic
     As reported ..........................................        $     0.15        $     0.26        $     0.44        $     0.39
     Pro forma ............................................        $     0.13        $     0.24        $     0.41        $     0.35

Weighted average shares - with dilution....................         6,657,784         6,402,420         6,592,859         6,447,131
Earnings per share - with dilution
     As reported ..........................................        $     0.14        $     0.26        $     0.43        $     0.39
     Pro forma ............................................        $     0.13        $     0.24        $     0.40        $     0.35


2. COMPREHENSIVE INCOME

For the three months ended March 31, 2003, the Company's total comprehensive loss was $736,974 compared to total comprehensive income of $42,330 for the three months ended March 31, 2002. Total comprehensive loss for the three months ended March 31, 2003 was comprised of net income of $961,644 and other comprehensive loss of $1.7 million, net of tax. Total comprehensive income for the three months ended March 31, 2002 was comprised of net income of $1.7 million and other comprehensive loss of $1.6 million, net of tax.

For the six months ended March 31, 2003, the Company's total comprehensive loss was $1.7 million compared to total comprehensive loss of $1.2 million for the six months ended March 31, 2002. Total comprehensive loss for the six months ended March 31, 2003 was comprised of net income of $2.8 million and other comprehensive loss of $4.5 million, net of tax. Total comprehensive loss for the six months ended March 31, 2002 was comprised of net income of $2.5 million and other comprehensive loss of $3.7 million, net of tax.

The significant fluctuations noted in total comprehensive income comparing the periods ended March 31, 2003 and 2002 resulted from changes in the market value of investment and mortgage-backed securities available for sale. There was an unrealized loss on securities available for sale in 2002 which has increased in 2003.

3. ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses is summarized as follows:



                                                              Six Months Ended                  Year Ended
                                                                     March 31,               September 30,
                                                                          2003                        2002
                                                               ---------------             ---------------
Balance, beginning of period ...............................        $7,375,812                  $7,950,680
Charge-offs ................................................          (186,412)                   (747,092)
Recoveries .................................................            44,641                      16,224
Provision for loss .........................................              --                       156,000
                                                               ---------------             ---------------
Balance, end of period .....................................        $7,234,041                  $7,375,812

                                                               ===============             ===============

At March 31, 2003 and 2002, impaired loans totaled $195,170 and zero, respectively. There were no specifically allocated loan loss reserves related to these loans. The average investment in impaired loans for the three months and six months ended March 31, 2003 was $177,347 and $172,315, respectively. The average investment in impaired loans for the three months and six months ended March 31, 2002 was zero.

At  March  31,  2003,  the  balance  of  loans   resulting  from  troubled  debt
restructurings was $83,860. There were no restructured loans at March 31, 2002.

4. GOODWILL AND INTANGIBLE ASSETS

On October 1, 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires certain intangible assets to be accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which statements were also adopted on October 1, 2002. In accordance with these standards, goodwill and other intangible assets with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Upon adoption of SFAS No. 147, $22.9 million of intangible assets related to prior branch acquisitions were reclassified to goodwill and amortization of these assets ceased. Expense related to amortization of other intangibles totaled $808,749 for the six months ended March 31, 2002. A similar expense is not being recorded in fiscal year
2003. Core deposit intangibles will continue to be amortized based on the estimated lives of the underlying deposits. The following table summarizes selected information about intangible assets:


                                                      Gross Carrying Amount                         Accumulated Amortization
--------------------------------------------  --------------------------------------        --------------------------------------
Intangible assets                              March 31, 2003     September 30, 2002         March 31, 2003     September 30, 2002
carrying value
                                              ---------------        ---------------        ---------------        ---------------
Core deposit intangible ....................  $    28,376,467        $    28,376,467        $    12,774,580        $    10,950,393
Mortgage servicing rights (included
  in Other Assets)..........................        1,820,823              1,820,823                921,733                604,424
                                              ---------------        ---------------        ---------------        ---------------
Total ......................................  $    30,197,290        $    30,197,290        $    13,696,313        $    11,554,817
                                              ===============        ===============        ===============        ===============

                                                       Amortization expense                         Amortization expense
                                                   Three months ended March 31,                   Six months ended March 31,
                                              --------------------------------------        --------------------------------------
Intangible assets amortization                           2003                   2002                   2003                   2002
--------------------------------------------  --------------------------------------        --------------------------------------
Core deposit intangible ....................  $       912,094        $       973,761        $     1,824,187        $     1,947,521
Mortgage servicing rights ..................          174,678                107,041                317,309                196,648
                                              ---------------        ---------------        ---------------        ---------------
Total ......................................  $     1,086,772        $     1,080,802        $     2,141,496        $     2,144,169
                                              ===============        ===============        ===============        ===============

Estimated amortization expense
For year ended 9/30/2004                           $3,611,358
For year ended 9/30/2005                           $3,306,403
For year ended 9/30/2006                           $1,648,489
For year ended 9/30/2007                           $1,527,914
For year ended 9/30/2008                           $1,258,079


5. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at March 31, 2003 consisted of four short term advances totaling $26.0 million and 14 long term advances totaling $182.0 million from the Federal Home Loan Bank of Seattle ("FHLB"). The Company has pledged mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government and agencies thereof as collateral for the borrowings.

Scheduled maturities of advances from the FHLB were as follows:


                                                March 31, 2003                                     September 30, 2002
                              ------------  ------------------  -----------------    --------------  --------------  ---------------
                                                      Range of           Weighted                          Range of         Weighted
                                                      interest            average                          interest          average
                                    Amount               rates      interest rate            Amount           rates    interest rate
                              ------------  ------------------  -----------------    --------------  --------------  ---------------
Due within one year            $26,000,000       1.61% - 2.14%              2.02%       $31,250,000   1.91% - 2.20%            2.09%

After one but within
five years                      24,000,000       2.22% - 3.58%              3.02%        16,000,000   2.48% - 3.58%            3.06%

After five but within
ten years                      158,000,000       4.77% - 7.05%              5.86%       158,000,000   4.77% - 7.05%            5.86%
                              ------------                                           --------------
                              $208,000,000                                             $205,250,000
                              ============                                           ==============


6. SHORT TERM BORROWINGS

Short term borrowings at March 31, 2003 consisted of $1.7 million in credit line borrowing from a financial institution at a rate of 3.83%.

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

8. SHAREHOLDERS' EQUITY

On January 16, 2003, the Company announced a five percent stock repurchase plan to be completed over a twelve month period. Five percent represents approximately 339,000 shares. To date, no shares have been repurchased under the plan.

Shares issued and outstanding have increased since September 30, 2002 due to exercise of stock options.

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


                                                                                                For the Three Months Ended
                                                                                             March  31,                March 31,
                                                                                                   2003                     2002
                                                                                        ---------------           ---------------
Weighted average common shares outstanding - basic ..................................         6,482,777                 6,381,819
                                                                                        ---------------           ---------------
Effect of Dilutive Securities on Number of Shares:
Stock options .......................................................................           172,266                    12,502
MRDP shares .........................................................................             2,741                     8,099
                                                                                        ---------------           ---------------
Total Dilutive Securities ...........................................................           175,007                    20,601
                                                                                        ---------------           ---------------
 Weighted average common shares outstanding - with dilution .........................         6,657,784                 6,402,420
                                                                                        ===============           ===============

                                                                                                 For the Six Months Ended
                                                                                             March  31,                 March 31,
                                                                                                   2003                      2002
                                                                                        ---------------           ---------------
Weighted average common shares outstanding - basic ..................................         6,440,579                 6,428,238
                                                                                        ---------------           ---------------
Effect of Dilutive Securities on Number of Shares:
Stock options .......................................................................           147,236                    10,980
MRDP shares .........................................................................             5,044                     7,913
                                                                                        ---------------           ---------------
Total Dilutive Securities ...........................................................           152,280                    18,893
                                                                                        ---------------           ---------------
Weighted average common shares outstanding-with dilution ............................         6,592,859                 6,447,131
                                                                                        ===============           ===============

10. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at March 31, 2003:

                                                                                                   Categorized as "Well
                                                                                                    Capitalized" Under
                                                                      For Capital                   Prompt Corrective
                                           Actual                  Adequacy Purposes                 Action Provision
                                   ----------------------   ------------------------------  ------------------------------
                                         Amount     Ratio                 Amount     Ratio                Amount     Ratio
As of March 31, 2003               ------------     -----           ------------     -----          ------------     -----
 Total Capital:                    $103,343,358     13.2%            $62,545,328      8.0%           $78,181,660     10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     96,251,910     12.3%                    N/A       N/A            46,908,996      6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     96,251,910      6.7%             57,109,645      4.0%            71,387,056      5.0%
  (To Total Assets)
 Tangible Capital:                   96,251,910      6.7%             21,416,117      1.5%                   N/A       N/A
  (To Tangible Assets)

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information.
Management believes the allowance for loan losses is adequate for the loan portfolio as it is currently structured. However, as the Company continues transitioning its loan portfolio to include more commercial bank-like products, management expects the allowance will increase as the risk profile changes. Approximately 72 percent of the Company's loan portfolio is secured by residential and commercial real estate and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan losses.

Retained mortgage servicing rights are measured by allocating the carrying value of the loans between the assets sold and the interest retained, based on the relative fair value at the date of the sale. The fair market values are determined using a discounted cash flow model. Mortgage servicing rights are amortized over the expected life of the loan and are evaluated periodically for impairment. The expected life of the loan can vary from management's estimates due to prepayments by borrowers. Prepayments in excess of management's estimates would negatively impact the recorded value of the mortgage servicing rights. The value of the mortgage servicing rights is also dependent upon the discount rate used in the model. Management reviews this rate on an ongoing basis based on current market rates. A significant increase in the discount rate would negatively impact the value of mortgage servicing rights.

The extended period of low interest rates has resulted in prepayment of mortgage loans, including those related to the mortgage servicing rights. The Company monitors the value of the mortgage servicing rights and recognizes impairment, when necessary, on a quarterly basis. While management expects that there may be additional impairment of the value of mortgage servicing rights in the continued low interest rate environment, the balance of mortgage servicing rights at March 31, 2003 was less than $1 million, limiting the amount of impairment which can be experienced.

The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

General

The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At March 31, 2003, the Company had total consolidated assets of $1.5 billion and consolidated shareholders' equity of $119.0 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

The Association is a progressive, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and loans to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, commercial and industrial loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. The acquisition of 13 branches from Washington Mutual Bank ("WAMU"), which was completed in September 2001, moved the Company strongly in this direction. Subsequent to the WAMU acquisition, the Company has and will continue to hire commercial lenders in key market areas to further increase and enhance the transition from a tradition single family mortgage lender to a full service commercial bank lender.

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

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 57 office facilities, with the main office located in Klamath Falls, Oregon. Two additional in-store branches will open this year, one in Woodburn, Oregon in April and the other in Grants Pass, Oregon in July. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

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

OTS capital regulations require the Association to have: (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 4.0% of adjusted total assets, and (iii) total risk-based capital equal to 8.0% of risk-weighted assets. At March 31, 2003, the Association was in compliance with all regulatory capital requirements effective as of such date, with tangible, core and risk-based capital of 6.7%, 6.7% and 13.2%, respectively.

Changes in Financial Condition

At March 31, 2003, the consolidated assets of the Company totaled $1.48 billion, down slightly from $1.51 billion at September 30, 2002.

Net loans receivable decreased by $34.1 million to $573.4 million at March 31, 2003, from $607.5 million at September 30, 2002. The decrease is the combined result of continued prepayment of loan balances due to refinancing activity and the Company's strategy of selling much of its single family mortgage loan production, so those loans are not adding to the portfolio balance. The Company sold $53.3 million in single family mortgage loans with servicing released during the six months ended March 31, 2003.

Investment securities increased $34.2 million, or 28.6% from $119.5 million at September 30, 2002 to $153.7 million at March 31, 2003. This increase was the combined result of purchase of $50.1 million in securities, sale of $10.2 million of investment securities available for sale, maturity of $3.9 million of investment principal, and a $1.8 million decline in the market value of available for sale securities.

During the six months ended March 31, 2003, the Company purchased $255.8 million of mortgage-backed securities ("MBS") and sold $118.1 million of MBS. In addition, $186.2 million was received in principal repayments on MBS, resulting in an overall decrease in the balance of MBS from $650.8 million at September 30, 2002 to $592.3 million at March 31, 2003. The on-going strategy of investment in MBS is to maximize income while keeping maturities and cash flows short, within two to five years, giving the Company the ability to reinvest this cash flow in loans and investments over the same period.

In December 2002, the Company purchased $15.0 million in bank-owned life insurance. This insurance is used to fund director benefits, supplement executive retirement benefits, and provide life insurance to key employees.

Deposit liabilities decreased $42.3 million, or 3.7%, from $1.14 billion at September 30, 2002 to $1.10 billion at March 31, 2003. The decrease reflects the Company's pricing strategy in light of its high liquidity and low loan to deposit ratio.

Advances from borrowers for taxes and insurance decreased $3.5 million from September 30, 2002 to March 31, 2003. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November and the overall decrease in the 1-4 family loan portfolio due to selling of new loan production.

The Company's total borrowings remained consistent from September 30, 2002 to March 31, 2003. Note 5 of the Notes to Condensed Consolidated Financial Statements gives details of the borrowings, indicating that many of the advances are longer-term fixed-rate notes at higher rates which were taken out a few years ago. Due to their higher rates, these notes have substantial prepayment penalties. Accordingly, it is not cost effective to prepay these borrowings at this time.

Other liabilities increased by $9.6 million from $8.4 million at September 30, 2002 to $18.0 million at March 31, 2003. The increase relates to $10.3 million payable to investment brokers for trades recorded in March that would not settle until April.

Total shareholders' equity decreased $0.9 million, or 0.8%, from $119.9 million at September 30, 2002 to $119.0 million at March 31, 2003. This decrease was the combined result of earnings of $2.8 million and additions to capital of $1.6 million related to exercise of stock options, which were more than offset by payment of $1.7 million in common stock dividends for the six month period and a $4.5 million unrealized loss on securities available for sale.

Results of Operations

         Comparison of Six Months Ended March 31, 2003 and 2002

General. Net income improved for the six months ended March 31, 2003 compared with the same period last year. While interest income, interest expense, and net interest income all declined due to the declining interest rates over the last 12 months, non-interest income improved with only a slight increase in non-interest expense. The overall result was a 14.3% increase in net earnings, from $2.5 million for the six months ended March 31, 2002 to $2.8 million for the six months ended March 31, 2003.

Interest Income. Interest income decreased by $7.9 million, showing the combined effects of a $14.8 million increase in average interest earning assets and a 121 basis point decrease in yield from March 31, 2002 to March 31, 2003. Interest income on loans receivable decreased $4.6 million, or 16.8%, from $27.3 million for the six months ended March 31, 2002 to $22.7 million for the same period of 2003. This decrease resulted from an $80.4 million decrease in average loans receivable due to prepayments and sales of new loan production and a 45 basis point decrease in the average yield on loans for the six months ended March 31, 2003 compared to the same period ended March 31, 2002. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) decreased from 2.95% to 2.71% and interest rate margin (net interest income divided by average interest earning assets) decreased from 3.41% to 3.09% comparing the six month periods.

Interest Expense. Total interest expense decreased $6.0 million, or 27.9%, for the six months ended March 31, 2003 compared to the same period in 2002. That decrease was the combined result of a $6.5 million decrease in interest on deposit liabilities and a $483,852 increase in interest expense on borrowings. The average balance of deposit liabilities decreased $50.7 million and the average rate paid on deposits decreased by 116 basis points from 3.26% for the six months ended March 31, 2002 to 2.10% for the same period ended March 31, 2003. The average balance of borrowings increased $38.0 million from $169.8 million for the six months ended March 31, 2002 to $207.8 million for the same period ended March 31, 2003. The average rate paid on borrowings decreased by 58 basis points from 5.69% for the six months ended March 31, 2002 to 5.11% for the same period in 2003.

Provision for Loan Losses. The provision for loan losses was zero and there were $186,412 of charge offs and $44,641 of recoveries during the six months ended March 31, 2003 compared to a $156,000 provision with $117,214 of charge offs and $3,948 of recoveries during the six months ended March 31, 2002. Based on analysis of the loan portfolio, it was determined that the allowance for loan losses was adequate at March 31, 2003 without the need for additional reserves, thus no provision for loan losses was recorded. In accordance with contemporary regulatory guidance on the allowance for loan losses, the Company is required to estimate reserves based on the current inherent risk in the portfolio. Because payoffs have reduced the 1-4 family mortgage portfolio and historical loan losses have been low, the allowance required has remained stable without the need for additional provision.

Non-Interest Income. Non-interest income continues to improve, increasing $2.9 million, or 56.0%, to $8.1 million for the six months ended March 31, 2003 from $5.2 million for the six months ended March 31, 2002. Income from fees and service charges on deposit accounts increased by 33.3% from $2.3 million for the six months ended March 31, 2002 to $3.1 million for the six months ended March 31, 2003. Brokerage and annuity commissions also showed significant growth, increasing by 67.3% from $542,903 for the six months ended March 31, 2002 to $908,470 for the same period this year. This growth is a result of the expanded presence of Klamath First Financial Services, making the brokerage and investment services available to customers in more of the Company's market areas. With the high loan volume and subsequent sale of single family mortgage loan production, gain on sale of mortgage loans has increased 119.4% from $463,431 for the six months ended March 31, 2002 to $1.0 million for the current six month period. A $884,519 gain on sale of securities was recorded for the six months ended March 31, 2003 compared to $119,101 gain on sale recorded in the prior year. Both gain on sale of securities and loss on sale, as noted below, are part of the ongoing management of the Company's large investment portfolio to reposition the portfolio for higher long term yields in the current interest rate environment. We expect similar sales activity as part of the active management of investment assets.

Non-Interest Expense. The Company's continued efforts to control expenses can be seen in the comparison of non-interest expense items year-to-date for the periods ended March 31, 2003 and 2002. Most categories of expenses were consistent from year to year. Compensation, employee benefits and related expense showed a 10.9% increase due to increases in number of employees and salary increases. Occupancy expense increased 9.1% due to the increase in number of branch locations and additional space leased for back office operations. The Company recorded $404,439 in loss on sale of investments as part of the repositioning of the investment portfolio as noted above. Amortization of intangibles decreased as the adoption of SFAS No. 142 and SFAS No. 147 required the Company to cease amortization of other intangibles related to the WAMU branch acquisition beginning October 1, 2002. Amortization of core deposit intangibles arising from the branch acquisitions from Wells Fargo and WAMU will continue to be recorded.

Income Taxes. The provision for income taxes decreased $56,622 for the six months ended March 31, 2003 compared with the prior year. The effective tax rate was 30.9% for the six months ended March 31, 2003 compared to 34.8% for the same period of 2002. As part of the overall plan to reduce the effective tax rate and enhance the level of investments qualifying under the Community Reinvestment Act, the Company has increased investment in low income housing tax credits and tax-exempt municipal securities. The decrease in effective tax rate is primarily due to these activities and the effect of tax benefits related to employee stock plans.

         Comparison of Three Months Ended March 31, 2003 and 2002

General. As noted for the six months ended March 31, 2003, declining interest rates resulted in decreasing net interest income, interest income and interest expense for the quarter ended March 31, 2003 compared to the same quarter a year ago.

Interest Income. The Company recorded interest income of $17.8 million in the second quarter ended March 31, 2003, a decrease of 18.9% from $21.9 million for the same period last year. Average interest earning assets increased by $14.2 million, or 1.0% from the prior year. Yield decreased from 6.47% for the quarter ended March 31, 2002 to 5.19% for the same period of 2003. Yields on loans, MBS, investment securities, and cash balances decreased as rates declined over the year.

Interest Expense. Total interest expense decreased 25.8%, from $9.9 million for the quarter ended March 31, 2002 to $7.3 million for the quarter ended March 31, 2003. Average deposits decreased by $59.0 million comparing the three months ended March 31, 2002 to 2003, while the average interest paid on interest-bearing deposits decreased 99 basis points from 2.94% for the three months ended March 31, 2002 to 1.95% for the same period ended March 31, 2003. The average balance of borrowings increased $40.6 million, from $169.7 million for the three months ended March 31, 2002 to $210.3 million for the same period ended March 31, 2003, resulting in an increase in interest on borrowings of $265,683 for the three months ended March 31, 2003 compared with the same period ended March 31, 2002. The rate paid on borrowings decreased by 58 basis points from 5.61% for the quarter ended March 31, 2002 to 5.03% for the same period in 2003.

Provision for Loan Losses. The provision for loan losses was zero and there were $108,552 of charge offs, and $14,376 of recoveries during the three months ended March 31, 2003 compared to a $3,000 provision with $72,984 of charge offs and $3,948 of recoveries during the three months ended March 31, 2002. Based on the Company's analysis of the allowance for loan losses, the allowance is adequate to cover anticipated losses in the loan portfolio and additional provision for losses was not considered necessary.

Non-Interest Income. Non-interest income continues to improve, increasing $1.3 million, or 43.0%, to $4.2 million for the three months ended March 31, 2003 from $2.9 million for the three months ended March 31, 2002. Fees and service charges on deposit accounts increased by 23.1% from $1.2 million for the quarter ended March 31, 2002 to $1.5 million for the current quarter. Brokerage and annuity commissions also showed significant growth, increasing by 33.1% from $301,352 for the quarter ended March 31, 2002 to $400,980 for the same quarter this year. This growth is a result of the expanded presence of Klamath First Financial Services, making the brokerage and investment services available to customers in more of the Company's market areas. A $504,451 gain on sale of securities was recorded in the quarter ended March 31, 2003 compared to a $119,101 gain on sale of securities for the same quarter last year.

Non-Interest Expense. Non-interest expense increased a modest 6.9% to $13.2 million for the three months ended March 31, 2003, from $12.4 million in the comparable period in 2002. Compensation, employee benefits and related expense showed an increase of 12.4% which reflects the addition of staff and salary increases. The number of full-time equivalent employees increased from 470 at March 31, 2002 to 506 at March 31, 2003, a 7.7% increase, due to new branches and expansion of commercial and consumer lending activities. Occupancy expense has increased 16.9% as the Company has added branches and expanded back office space. The Company recorded $404,439 in loss on sale of investments as part of the repositioning of the investment portfolio as noted previously. Amortization of intangibles decreased as the adoption of SFAS No. 142 and SFAS No. 147 required the Company to cease amortization of other intangibles related to the WAMU branch acquisition beginning October 1, 2002. Amortization of core deposit intangibles arising from the branch acquisitions from Wells Fargo and WAMU will continue to be recorded.

Income Taxes. The provision for income taxes decreased $487,710 for the three months ended March 31, 2003 compared with the prior year. The effective tax rate was 28.8% for the quarter ended March 31, 2003 compared to 34.4% for the same period of 2002. As part of the overall plan to reduce the effective tax rate and enhance the level of investments qualifying under the Community Reinvestment Act, the Company has increased investment in low income housing tax credits and tax-exempt municipal securities. The decrease in effective tax rate is primarily due to these activities and the effect of tax benefits related to employee stock plans.

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

Interest rate risk is the risk of loss in principal value and risk of earning less net interest income due to changes in interest rates. Put simply, savings institutions solicit deposits and lend the funds they receive to borrowers. The difference between the rate paid on deposits and the rate received on loans is the interest rate spread. If the rates paid on deposits change, or reprice, with the same timing and magnitude as the rates change on the loans, there is perfect matching of interest rate changes and thus, no change in interest rate spread and no interest rate risk. In actuality, interest rates on deposits and other liabilities do not reprice at the same time and/or with the same magnitude as those on loans, investments and other interest-earning assets. For example, historically the Company primarily originated fixed-rate residential loans for its portfolio. Because fixed-rate loans do not reprice until payoff and because the majority of residential loans have terms of 15 to 30 years (with actual expected lives of six years or less), the interest rate characteristics of the loan portfolio do not exactly match the Company's liabilities, which consist of deposits with maturities ranging up to ten years and borrowings which mature or reprice in five years or less. When interest rates change, this mismatch creates changes in interest rate spread that influence net interest income and result in interest rate risk.

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

Item 4. Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a) - 14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90-day period preceding the filing date of this quarterly report. The Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is
(i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and
(ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended March 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.

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

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company held an annual meeting on January 29, 2003. The election of three directors was brought before the security holders for vote. The following three directors were nominated and elected for three-year terms:

                                        Vote For             Vote Withheld
                                      ----------             -------------
          Timothy A. Bailey            6,052,339                   120,423
          James D. Bocchi              6,061,048                   111,714
          William C. Dalton            6,015,916                   156,846

         The following director was nominated and elected for a two year term:

                                       Vote For             Vote Withheld
                                     ----------             -------------
         Donald N. Bauhofer           6,058,042                   114,720

          The following directors continue in office for their respective remaining terms: Rodney N. Murray (one-year term), and Bernard Z. Agrons (one-year term), Kermit K. Houser (two-year term), and Dianne
          E. Spires (two-year term).

          Approval of the appointment of Deloitte & Touche LLP as independent accountants for the fiscal year ending September 30, 2003 was brought before the security holders for vote. The appointment was approved as follows:

                                       Vote For              Vote Against       Vote Withheld
                                     ----------             -------------       -------------
                                      6,126,824                    35,017              10,921

          No additional items were on the agenda of the annual meeting and no items were brought to a vote during the meeting.

Item 5.   Other Information

          Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          a) Not applicable.

          b) During or related to the quarter ended March 31, 2003, the Company filed the following Current Reports on Form 8-K:

               Form 8-K dated April 24, 2003 announcing the issuance of the Company's press release for the second quarter ended March 31, 2003.

               Form 8-K dated April 25, 2003 correcting an error in the press release for the second quarter ended March 31, 2003.

                                   SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   KLAMATH FIRST BANCORP, INC.

Date:       May 14, 2003                  By:   /s/ Kermit K. Houser
                                                -------------------------------
                                                Kermit K. Houser, President and
                                                Chief Executive Officer


Date:       May 14, 2003                  By:   /s/ Marshall Jay Alexander
                                                -------------------------------
                                                Marshall Jay Alexander,
                                                Executive Vice President and
                                                Chief Financial Officer

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

Date: May 14, 2003

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

Date: May 14, 2003

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


     The   undersigned   hereby   certify,   pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002 and in connection with this Quarterly Report on Form 10-Q, that:

     1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

     2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



/s/ Kermit K. Houser                                /s/ Marshall J. Alexander
-----------------------                             ---------------------------
Kermit K. Houser                                    Marshall J. Alexander
Chief Executive Officer                             Chief Financial Officer

Dated: May 14, 2003