Form 10-Q
period 2003-06-30
KLAMATH FIRST BANCORP INC
filed 2003-08-14
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

     As  of  July 31,  2003,   there  were  issued  6,980,635  shares  of  the
Registrant's Common Stock. The Registrant's voting common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI."

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

Part I.  Financial Information
-------  ----------------------
Item 1.  Unaudited Financial Statements                                   Page
                                                                       -------
         Condensed Consolidated Balance Sheets
         (As of June 30, 2003 and September 30, 2002)                        3

         Condensed Consolidated Statements of Earnings
         (For the three months and nine months ended June 30, 2003
          and 2002)                                                          4

         Condensed Consolidated Statements of
         Shareholders' Equity (For the year ended September 30, 2002
         and for the nine months ended June 30, 2003)                        5

         Condensed Consolidated Statements of Cash Flows
         (For the nine months ended June 30, 2003 and 2002)              6 - 7

         Notes to Condensed Consolidated Financial Statements           8 - 14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           15 - 21

Item 3.  Quantitative and Qualitative Disclosures about Market Risk    21 - 22

Item 4.  Controls and Procedures                                            22

Part II. Other Information
-------- -------------------

Item 1.  Legal Proceedings                                                  23

Item 2.  Changes in Securities                                              23

Item 3.  Defaults Upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                   23

Signatures                                                                  24

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 2003 AND SEPTEMBER 30, 2002
                                   (Unaudited)



                                                                             June 30, 2003  September 30, 2002
ASSETS ..................................................................   --------------- ------------------

Cash and due from banks .................................................   $    36,114,808    $    38,444,500
Interest bearing deposits with banks ....................................         7,836,815          5,762,373
Federal funds sold and securities purchased under agreements to resell ..        15,037,318          1,584,540
                                                                            ---------------    ---------------
   Total cash and cash equivalents ......................................        58,988,941         45,791,413

Investment securities available for sale, at fair value
  (amortized cost: $138,551,669 and $119,940,845) .......................       141,347,393        119,542,052
Mortgage backed and related securities available for sale, at fair
  value (amortized cost: $584,903,979 and $640,304,722) .................       591,057,674        650,796,164
Loans receivable, net ...................................................       555,286,779        607,464,660
Real estate owned and repossessed assets ................................           538,517            758,663
Premises and equipment, net .............................................        23,495,936         23,410,847
Stock in Federal Home Loan Bank of Seattle, at cost .....................        14,151,600         13,510,400
Accrued interest receivable .............................................         6,821,214          8,177,014
Deferred income taxes ...................................................           832,316               --
Bank-owned life insurance ...............................................        15,343,680               --
Core deposit intangible, net.............................................        14,689,794         17,426,074
Goodwill ................................................................        22,872,915         22,872,915
Other assets ............................................................         4,460,373          3,745,151
                                                                            ---------------    ---------------
   Total assets .........................................................   $ 1,449,887,132    $ 1,513,495,353
                                                                            ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposit liabilities ...................................................   $ 1,081,010,099    $ 1,142,005,997
  Accrued interest on deposit liabilities ...............................           667,684            721,810
  Advances from borrowers for taxes and insurance .......................         2,404,532          5,105,955
  Advances from Federal Home Loan Bank of Seattle .......................       208,000,000        205,250,000
  Short term borrowings .................................................                --          1,700,000
  Accrued interest on borrowings ........................................           874,895            820,975
  Pension liabilities ...................................................           801,201            842,272
  Deferred income taxes .................................................                --          1,466,556
  Other liabilities .....................................................         7,346,892          8,438,245
                                                                            ---------------    ---------------
    Total liabilities ...................................................     1,301,105,303      1,366,351,810
                                                                            ---------------    ---------------
 Mandatorily redeemable preferred securities issued by subsidiary .......        27,304,957         27,205,507
                                                                            ---------------    ---------------
 Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                 --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   June 30, 2003 - 6,980,635 issued, 6,633,655 outstanding
   September 30, 2002 - 6,744,040 issued, 6,366,546 outstanding .........            69,806             67,440
  Additional paid-in capital ............................................        33,831,688         30,282,059
  Retained earnings-substantially restricted ............................        86,183,123         87,265,334
  Unearned shares issued to ESOP ........................................        (2,201,142)        (2,935,130)
  Unearned shares issued to MRDP ........................................          (829,352)          (999,111)
  Accumulated other comprehensive income, net of tax ....................         4,422,749          6,257,444
                                                                            ---------------    ---------------
    Total shareholders' equity ..........................................       121,476,872        119,938,036
                                                                            ---------------    ---------------
    Total liabilities and shareholders' equity ..........................   $ 1,449,887,132    $ 1,513,495,353
                                                                            ===============    ===============


      See notes to condensed consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)

                                                                       Three            Three           Nine           Nine
                                                                Months Ended     Months Ended   Months Ended   Months Ended
                                                                    June 30,         June 30,       June 30,       June 30,
                                                                        2003             2002           2003           2002
                                                               --------------    ------------   ------------   ------------
INTEREST INCOME
Loans receivable .............................................   $ 10,438,010    $ 12,618,019   $ 33,151,836   $ 39,907,688
Mortgage backed and related securities .......................      5,211,697       6,742,373     16,254,475     19,683,948
Investment securities ........................................      1,599,654       2,024,664      4,643,795      6,272,989
Federal funds sold ...........................................         31,390          63,912        107,341        367,474
Interest bearing deposits ....................................         66,336          81,474        187,858        214,789
                                                                 ------------    ------------   ------------   ------------
Total interest income ........................................     17,347,087      21,530,442     54,345,305     66,446,888
                                                                 ------------    ------------   ------------   ------------

INTEREST EXPENSE
Deposit liabilities ..........................................      4,144,909       6,794,895     14,393,344     23,552,181
FHLB advances ................................................      2,655,945       2,382,310      7,933,167      7,175,680
Other ........................................................         18,643          31,317         71,445         96,278
                                                                 ------------    ------------   ------------   ------------
Total interest expense .......................................      6,819,497       9,208,522     22,397,956     30,824,139
                                                                 ------------    ------------   ------------   ------------
Net interest income ..........................................     10,527,590      12,321,920     31,947,349     35,622,749

Provision for loan losses ....................................           --               --            --          156,000

                                                                 ------------    ------------   ------------   ------------
Net interest income after provision for
loan losses ..................................................     10,527,590      12,321,920     31,947,349     35,466,749
                                                                 ------------    ------------   ------------   ------------

NON-INTEREST INCOME
Fees and service charges on deposit accounts .................      1,622,549       1,261,713      4,724,932      3,589,813
Other fees and service charges ...............................      1,053,614         679,244      2,692,305      2,140,676
Gain on sale of investments ..................................        572,621         435,315      1,457,140        554,416
Gain on sale of real estate owned ............................         20,171          13,400         36,892         25,852
Brokerage and annuity commissions ............................        603,069         275,677      1,511,539        818,580
Gain on sale of mortgage loans ...............................        613,530         305,014      1,630,258        768,445
Income on bank-owned life insurance ..........................        206,208              --        343,680             --
Other income .................................................        160,887          84,097        573,361        359,590
                                                                 ------------    ------------   ------------   ------------
Total non-interest income ....................................      4,852,649       3,054,460     12,970,107      8,257,372
                                                                 ------------    ------------   ------------   ------------
NON-INTEREST EXPENSE
Compensation, employee benefits and related expense ..........      6,404,912       5,724,543     18,487,587     16,623,684
Occupancy expense ............................................      1,344,722       1,214,810      3,920,814      3,576,596
Data processing expense ......................................        397,229         382,571      1,090,336      1,162,289
Insurance premium expense ....................................         44,142          49,700        138,746        133,458
Loss on sale of investments ..................................        497,160           2,538        901,599          2,538
Impairment loss on investment securities .....................      3,530,005              --      3,530,005             --
Amortization of intangible assets ............................        912,094       1,382,205      2,736,281      4,138,475
Mandatorily redeemable preferred securities expense ..........        394,907         418,500      1,229,348        964,989
Other expense ................................................      3,884,016       3,228,903     10,791,188     10,327,467
                                                                 ------------    ------------   ------------   ------------
Total non-interest expense ...................................     17,409,187      12,403,770     42,825,904     36,929,496
                                                                 ------------    ------------   ------------   ------------

Earnings (loss) before income taxes ..........................     (2,028,948)      2,972,610      2,091,552      6,794,625

Provision (benefit) for income tax ...........................       (667,311)      1,044,375        605,868      2,374,176
                                                                 ------------    ------------   ------------   ------------

Net earnings (loss) ..........................................   ($ 1,361,637)   $  1,928,235   $  1,485,684   $  4,420,449
                                                                 ============    ============   ============   ============

Earnings (loss) per common share - basic .....................       ($  0.20)       $   0.30       $   0.23       $   0.69
Earnings (loss) per common share - fully diluted .............       ($  0.20)       $   0.30       $   0.22       $   0.68
Weighted average common shares outstanding - basic ...........      6,645,230       6,398,027      6,508,796      6,418,168
Weighted average common shares outstanding - with dilution ...      6,795,457       6,500,451      6,641,995      6,467,611

     See notes to condensed consolidated financial statements.

                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  FOR THE YEAR ENDED SEPTEMBER 30, 2002 AND THE NINE MONTHS ENDED JUNE 30, 2003
                                   (Unaudited)


                                                                                  Unearned     Unearned   Accumulated
                                    Common    Common   Additional                   shares       shares         other         Total
                                     stock     stock      paid-in    Retained       issued       issued comprehensive  shareholders'
                                    shares    amount      capital    earnings      to ESOP      to MRDP  income(loss)        equity
                                ----------  --------  ----------- -----------  -----------  -----------   -----------  ------------
Balance at October 1, 2001..     6,561,461  $ 70,607  $33,926,796 $83,816,307  ($3,913,510) ($1,298,859)  $ 1,539,564  $114,140,905

Cash dividends ..............         --          --          --   (3,339,749)          --          --            --     (3,339,749)

Stock repurchased and
   retired ..................     (345,986)   (3,460)  (4,747,387)        --            --          --            --     (4,750,847)

ESOP contribution ...........       97,865        --      410,593         --       978,380          --            --      1,388,973

MRDP contribution ...........       23,847        --       11,511         --            --      299,748           --        311,259

Exercise of stock options ...       29,359       293      369,295         --            --           --           --        369,588

Tax benefit of stock options            --        --      311,251         --            --           --           --        311,251
                                ----------  --------   ----------  ----------  ------------  -----------   ----------   -----------
                                 6,366,546    67,440   30,282,059  80,476,558   (2,935,130)     (999,111)   1,539,564   108,431,380

Comprehensive income
  Net earnings ..............                                       6,788,776                                             6,788,776
  Other comprehensive income:
    Unrealized gain on
    securities, net of tax
    and reclassification
    adjustment ...... (1)                                                                                   4,717,880     4,717,880
                                                                                                                         ----------
    Total comprehensive
    income ..................                                                                                            11,506,656
                                ----------  --------   ----------  ----------  ------------  -----------   ----------   -----------
Balance at
  September 30, 2002 ........    6,366,546    67,440   30,282,059  87,265,334   (2,935,130)     (999,111)   6,257,444   119,938,036

Cash dividends ..............         --         --           --   (2,567,895)          --            --           --    (2,567,895)

Stock repurchased and retired      (11,659)     (117)    (189,022)         --           --            --           --      (189,139)

ESOP contribution ...........         --          --      475,445          --      733,988            --           --     1,209,433

MRDP contribution ...........       30,514        --        4,541          --           --       169,759           --       174,300

Exercise of stock options ...      248,254     2,483    3,258,665          --           --            --           --     3,261,148
                                ----------  --------   ----------  ----------  ------------  -----------   ----------   -----------
                                 6,633,655    69,806   33,831,688  84,697,439   (2,201,142)     (829,352)   6,257,444   121,825,883

Comprehensive loss
  Net earnings ..............                                       1,485,684                                             1,485,684
  Other comprehensive loss:
    Unrealized loss on
    securities, net of tax
    and reclassification
    adjustment ........(2)                                                                                 (1,834,695)   (1,834,695)
                                                                                                                         -----------
    Total comprehensive loss                                                                                               (349,011)
                                ----------  --------   ----------  ----------  ------------  -----------   ----------- -------------
Balance at June 30, 2003 ....    6,633,655  $ 69,806  $33,831,688 $86,183,123  ($ 2,201,142) ($  829,352)  $ 4,422,749 $121,476,872
                                ==========  ========  =========== ===========  ============  ===========   =========== =============

(1) Net unrealized holding gain on securities of $5,095,497 (net of $3,123,389 tax expense) less reclassification adjustment for net gains included in net earnings of $377,617 (net of $231,443 tax expense).

(2) Net unrealized holding gain on securities of $588,784 (net of $360,876 tax expense) less reclassification adjustment for net gains included in net earnings of $2,423,479 (net of $1,485,358 tax expense).


  See notes to consolidated financial statements.



                   KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Unaudited)


                                                                Nine Months Ended          Nine Months Ended
                                                                         June 30,                   June 30,
                                                                             2003                       2002
                                                                   --------------             --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings ................................................   $   1,485,684              $   4,420,449

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY OPERATING ACTIVITIES
    Depreciation and amortization ...............................       4,387,813                  5,758,925
    Deferred income taxes .......................................      (1,174,382)                        --
    Provision for loan losses ...................................              --                    156,000
    Compensation expense related to ESOP benefit ................       1,209,433                  1,017,319
    Compensation expense related to MRDP Trust ..................         174,300                    236,166
    Net amortization of premiums paid on
      investment and mortgage backed and related securities .....       6,642,463                  2,569,112
    Decrease in deferred loan fees, net of amortization .........        (722,608)                  (424,509)
    Net gain on sale of real estate owned and
      premises and equipment ....................................         (38,341)                   (25,081)
    Net gain on sale of investment and mortgage
      backed and related securities .............................        (555,542)                  (551,879)
     Impairment loss on investment securities ...................       3,530,005                         --
    FHLB stock dividend .........................................        (641,200)                  (611,200)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable .................................       1,355,800                    513,033
    Other assets ................................................      (1,065,943)                 3,055,005
    Accrued interest on deposit liabilities .....................         (54,126)                  (799,885)
    Accrued interest on borrowings ..............................          53,920                    (27,267)
    Pension liabilities .........................................         (41,071)                    97,947
    Other liabilities ...........................................        (901,791)                    36,600
                                                                    -------------              -------------
Net cash provided by operating activities .......................      13,644,414                 15,420,735
                                                                    -------------              -------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      available for sale ........................................      17,597,000                    135,000
    Principal repayments received on mortgage
       backed and related securities held to maturity ...........             --                  1,236,726
    Principal repayments received on mortgage
       backed and related securities available for sale .........     246,526,265                 75,803,542
    Principal repayments received on loans ......................     283,578,625                209,974,397
    Loan originations ...........................................    (305,666,953)              (202,059,567)
    Loans purchased .............................................      (3,875,225)                (1,683,363)
    Loans sold ..................................................      78,677,341                 47,345,825
    Purchase of investment securities available
      for sale ..................................................     (50,284,450)               (19,389,464)
    Purchase of mortgage backed and related
      securities available for sale .............................    (413,414,054)              (207,107,177)
    Proceeds from sale of investment securities
      available for sale ........................................      10,228,950                 31,437,125
    Proceeds from sale of mortgage backed and related
      securities available for sale .............................     214,703,334                 16,507,507
    Proceeds from sale of real estate owned and
      premises and equipment ....................................         445,180                    653,574
    Purchases of premises and equipment .........................      (1,729,580)                (8,247,398)
    Purchase of bank-owned life insurance .......................     (15,000,000)                        --
                                                                    -------------              -------------
Net cash provided by (used in) investing activities .............      61,786,433                (55,393,273)
                                                                    -------------              -------------
                                                                       Continued



                                                                        KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                                                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                     FOR THE NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                                                                        (Unaudited)
                                                                                        (Continued)

                                                                Nine Months Ended          Nine Months Ended
                                                                         June 30,                   June 30,
                                                                             2003                       2002
                                                                   --------------             --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Decrease in deposit liabilities,
      net of withdrawals ........................................   ($ 60,995,898)             ($  4,235,368)
    Proceeds from FHLB advances .................................      69,800,000                 52,700,000
    Repayments of FHLB advances .................................     (67,050,000)               (62,700,000)
    Proceeds from short term borrowings .........................       3,300,000                    200,000
    Repayments of short term borrowings .........................      (5,000,000)                  (200,000)
    Issuance of mandatorily redeemable preferred securities, net               --                 12,618,674
    Stock repurchase and retirement .............................        (189,139)                (4,009,757)
    Stock options exercised .....................................       3,261,148                    369,588
    Advances from borrowers for taxes and insurance .............      (2,701,423)                (2,615,141)
    Dividends paid ..............................................      (2,658,007)                (2,730,317)
                                                                    -------------              -------------
Net cash used in financing activities ...........................     (62,233,319)               (10,602,321)
                                                                    -------------              -------------
Net increase (decrease) in cash and cash
  equivalents ...................................................      13,197,528                (50,574,859)

Cash and cash equivalents at beginning
  of period .....................................................      45,791,413                118,388,566

                                                                    -------------              -------------
Cash and cash equivalents at end of period ......................   $  58,988,941              $  67,813,707
                                                                    =============              =============
SUPPLEMENTAL SCHEDULE OF INTEREST AND
INCOME
  TAXES PAID
    Interest paid ...............................................   $  22,398,162              $  31,651,291
    Income taxes paid ...........................................       1,775,000                  1,455,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
    Net unrealized gain (loss) on securities
      available for sale, net of tax ............................   ($  1,834,695)             $   1,818,143
    Dividends declared and accrued in other
      liabilities ...............................................         907,483                    891,430


    See notes to condensed consolidated financial statements

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

In the opinion of Management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair presentation of Klamath First Bancorp, Inc.'s (the "Company") financial condition as of June 30, 2003 and September 30, 2002, the results of operations for the three and nine months ended June 30, 2003 and 2002 and cash flows for the nine months ended June 30, 2003 and 2002. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine months ended June 30, 2003 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. COMPREHENSIVE INCOME (LOSS)

For the three months ended June 30, 2003, the Company's total comprehensive income was $1.3 million compared to $7.5 million for the three months ended June 30, 2002. Total comprehensive income for the three months ended June 30, 2003 was comprised of net loss of $1.4 million and other comprehensive income of $2.7 million, net of tax. Total comprehensive income for the three months ended June 30, 2002 was comprised of net earnings of $1.9 million and other comprehensive income of $5.6 million, net of tax.

For the nine months ended June 30, 2003, the Company's total comprehensive loss was $349,011 compared to total comprehensive income of $6.2 million for the nine months ended June 30, 2002. Total comprehensive loss for the nine months ended June 30, 2003 was comprised of net earnings of $1.5 million and other comprehensive loss of $1.8 million, net of tax. Total comprehensive income for the nine months ended June 30, 2002 was comprised of net earnings of $4.4 million and other comprehensive income of $1.8 million, net of tax.

The significant fluctuations noted in total comprehensive income (loss) comparing the periods ended June 30, 2003 and 2002 resulted from changes in the market value of investment and mortgage-backed securities available for sale and the recognition of impairment losses on investment securities in June 2003 which reduced net earnings.

3. INVESTMENTS - OTHER THAN TEMPORARY IMPAIRMENT

As part of the strategy to manage interest rate risk, the Company had purchased floating rate preferred stock issued by the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). As prevailing interest rates have declined, the market value of these securities has also decreased. In the quarter ended June 30, 2003, the Company recognized a $3.5 million non-cash pre-tax charge to operations for these investments. The Company accounts for these securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115. Under SFAS No. 115, if the decline in fair market value below cost is determined to be other-than-temporary, the unrealized loss must be realized as expense on the statement of earnings. Based on a number of factors, including the magnitude of the decline in market value and length of time the market value had been below cost, management concluded that the decline in value was other-than-temporary. Accordingly, the other-than-temporary impairment was recognized in the statement of earnings, in the amount of $916,484 for FNMA preferred stock and $2.6 million for FHLMC preferred stock. A corresponding reduction in unrealized losses, net of tax, in shareholders' equity was recorded totaling $2.2 million.

4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is summarized as follows:



                                      Nine Months Ended            Year Ended
                                               June 30,         September 30,
                                                   2003                  2002
                                          --------------        --------------
Balance, beginning of period                 $7,375,812             $7,950,680
Charge-offs                                    (366,765)              (747,092)
Recoveries                                       49,859                 16,224
Additions                                          --                  156,000
                                          --------------         -------------
Balance, end of period                        $7,058,906            $7,375,812
                                          ==============         =============

At June 30, 2003 and 2002, impaired loans totaled $506,844 and $59,000, respectively. Specifically allocated loan loss reserves related to these loans totaled zero for both periods. The average investment in impaired loans for the three months and nine months ended June 30, 2003 was $506,844 and $520,941, respectively. The average investment in impaired loans for the three months and nine months ended June 30, 2002 was $59,000 and $19,667, respectively.

5. GOODWILL AND INTANGIBLE ASSETS

On October 1, 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires certain intangible assets to be accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which statements were also adopted on October 1, 2002. In accordance with these standards, goodwill and other intangible assets with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Upon adoption of SFAS No. 147, $22.9 million of intangible assets related to prior branch acquisitions were reclassified to goodwill and amortization of these assets ceased. Expense related to amortization of goodwill totaled $1.2 million for the nine months ended June 30, 2002. A similar expense is not being recorded in fiscal year 2003. Core deposit intangibles will continue to be amortized based on the estimated lives of the underlying deposits. The following table summarizes selected information about intangible assets:


                                            Gross Carrying Amount                         Accumulated Amortization
-----------------------------------   -----------------------------------             -----------------------------------
Intangible assets                     June 30, 2003    September 30, 2002             June 30, 2003    September 30, 2002
carrying value
                                      -----------------------------------             -----------------------------------
Core deposit intangible ...........   $  28,376,467         $  28,376,467             $  13,686,673         $  10,950,393
Mortgage servicing rights (included       1,820,823             1,820,823                 1,081,056               604,424
in Other Assets)
                                      -------------   -------------------             -------------   -------------------
Total .............................   $  30,197,290         $  30,197,290             $  14,767,729         $  11,554,817
                                      =============   ===================             =============   ===================


                                               Amortization expense                  Amortization expense
                                        Three months ended June 30,            Nine months ended June 30,
                                      -----------------------------         -----------------------------
Intangible assets amortization                 2003            2002                  2003            2002
-----------------------------------   -------------   -------------         -------------   -------------
Core deposit intangible ...........   $     912,094   $     973,761         $   2,736,281   $   2,921,282
Mortgage servicing rights .........         159,323          80,463               476,632         277,111
                                      -------------   -------------         -------------   -------------
Total .............................   $   1,071,417   $   1,054,224         $   3,212,913   $   3,198,393
                                      =============   =============         =============   =============

Estimated amortization expense for core deposit intangible and MSR:

For year ended 9/30/2004                                          $3,611,358
For year ended 9/30/2005                                          $3,306,403
For year ended 9/30/2006                                          $1,648,489
For year ended 9/30/2007                                          $1,527,914
For year ended 9/30/2008                                          $1,258,079

6. ADVANCES FROM FEDERAL HOME LOAN BANK

Borrowings at June 30, 2003 consisted of four short term advances totaling $26 million and 14 long term advances totaling $182 million from the Federal Home Loan Bank of Seattle ("FHLB"). The Company has pledged mortgage-backed securities and collateralized mortgage obligations issued by the U.S. Government and agencies thereof as collateral for the borrowings.

Scheduled maturities of advances from the FHLB were as follows:


                                                 June 30, 2003                                     September 30, 2002
                              ------------  ------------------  -----------------    --------------  --------------  ---------------
                                                      Range of           Weighted                          Range of         Weighted
                                                      interest            average                          interest          average
                                    Amount               rates      interest rate            Amount           rates    interest rate
                              ------------  ------------------  -----------------    --------------  --------------  ---------------
Due within one year           $ 26,000,000       1.61% - 2.14%              2.02%       $31,250,000   1.91% - 2.20%            2.09%
After one but within
five years                      24,000,000       2.22% - 3.58%              3.02%        16,000,000   2.48% - 3.58%            3.06%
After five but within
ten years                      158,000,000       4.77% - 7.05%              5.86%       158,000,000   4.77% - 7.05%            5.86%
                            --------------                                           --------------
                              $208,000,000                                             $205,250,000
                            ==============                                           ==============

7. SHORT TERM BORROWINGS

During the quarter ended June 30, 2003, the Company paid off the $1.7 million balance of short term borrowings which were outstanding at September 30, 2002. The borrowings consisted of one line of credit at Key Bank that was fully disbursed. This line carried interest based on one-month LIBOR plus 1.95% which was 5.58% at September 30, 2002.

8. COMMITMENTS AND CONTINGENCIES

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

9. EARNINGS (LOSS) PER SHARE

Earnings (loss) per share ("EPS") is computed in accordance with SFAS No. 128, "Earnings per Share." Shares held by the Company's Employee Stock Ownership Plan ("ESOP") that are committed for release are considered contingently issuable shares and are included in the computation of basic EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's Management Recognition and Development Plan ("MRDP"), and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings or loss.



                                                                            For the Three Months Ended
                                                                         June 30,                   June 30,
                                                                             2003                       2002
                                                                    -------------              -------------
Weighted average common shares outstanding - basic ..............       6,645,230                  6,398,027
                                                                    -------------              -------------
Effect of Dilutive Securities on Number of Shares:
Stock options ...................................................         149,059                     94,584
MRDP shares .....................................................           1,168                      7,840
                                                                    -------------              -------------
Total Dilutive Securities .......................................         150,227                    102,424
                                                                    -------------              -------------
Weighted average common shares outstanding - with dilution ......       6,795,457                  6,500,451
                                                                    =============              =============

                                                                             For the Nine Months Ended
                                                                         June 30,                   June 30,
                                                                             2003                       2002
                                                                    -------------              -------------
Weighted average common shares outstanding - basic ..............       6,508,796                  6,418,168
                                                                    -------------              -------------
Effect of Dilutive Securities on Number of Shares:
Stock options ...................................................         131,365                     41,496
MRDP shares .....................................................           1,834                      7,947
                                                                    -------------              -------------
Total Dilutive Securities .......................................         133,199                     49,443
                                                                    -------------              -------------
Weighted average common shares outstanding-with dilution ........       6,641,995                  6,467,611
                                                                    =============              =============


10. REGULATORY CAPITAL

The following table illustrates the compliance by Klamath First Federal Savings and Loan Association (the "Association") with currently applicable regulatory capital requirements at June 30, 2003:

                                                                                                   Categorized as "Well
                                                                                                    Capitalized" Under
                                                                      For Capital                   Prompt Corrective
                                           Actual                  Adequacy Purposes                 Action Provision
                                   ----------------------   ------------------------------  ------------------------------
                                         Amount     Ratio                 Amount     Ratio                Amount     Ratio
As of June 30, 2003                ------------     -----           ------------     -----          ------------     -----
 Total Capital:                    $103,287,781     13.0%            $63,787,456      8.0%           $79,734,320     10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     96,328,367     12.3%                    N/A       N/A            47,840,592      6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     96,328,367      6.9%             55,895,617      4.0%            69,869,522      5.0%
  (To Total Assets)
 Tangible Capital:                   96,328,367      6.9%             20,960,856      1.5%                   N/A       N/A
  (To Tangible Assets)


11.         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. Management does not expect that the provisions of SFAS No. 148 will impact the Company's results of operations or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB and to incorporate clarifications of the definition of a derivative. This statement is effective for contracts entered into or modified after June 30, 2003. Management does not expect that the provisions of SFAS No. 149 will impact the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. This statement is effective for the Company for the quarter ended September 30, 2003. The Company is currently evaluating the impact that adoption of SFAS No. 150 may have on the results of operations or financial condition.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effects related to the issuance of its trust preferred securities, and any related regulatory effects, does not currently believe the interpretation will have a material impact on the results of operations or financial condition of the Company.

12.         SUBSEQUENT EVENT

On July 15, 2003, the Company announced that it had entered into an Agreement and Plan of Merger ("the Sterling Merger") with Sterling Financial Corporation, Inc., a Washington corporation ("Sterling"). The Company will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The Company's wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, will be merged with and into Sterling's wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Sterling Merger, each share of Klamath First Bancorp, Inc. common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions. Based upon the closing price for Sterling on July 14, 2003 of $26.55 per share, the consideration is equivalent to $20.44 per share of Klamath First Bancorp, Inc. common stock. The merger will be structured as a tax-free reorganization and is expected to be completed in the first calendar quarter of 2004.

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

The allowance for loan losses is established to absorb known and inherent losses attributable to loans outstanding and related off-balance sheet commitments. The adequacy of the allowance is monitored on an ongoing basis and is based on management's evaluation of numerous factors. These factors include the quality of the current loan portfolio, the trend in the loan portfolio's risk ratings, current economic conditions, loan concentrations, loan growth rates, past-due and non-performing trends, evaluation of specific loss estimates for all significant problem loans, historical charge-off and recovery experience and other pertinent information. Approximately 70 percent of the Company's loan portfolio is secured by real estate, both residential and commercial properties, and a significant depreciation in real estate values in Oregon would cause management to increase the allowance for loan and lease losses.

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

The extended period of low interest rates has resulted in prepayment of mortgage loans, including those related to the mortgage servicing rights. The Company monitors the value of the mortgage servicing rights and recognizes impairment, when necessary, on a quarterly basis. While management expects that there may be additional impairment of the value of mortgage servicing rights in the continued low interest rate environment, the net balance of mortgage servicing rights at June 30, 2003 was less than $1 million, limiting the amount of impairment which can be experienced. As of June 30, 2003, the Company had recorded $332,306 of impairment related to mortgage servicing rights.

At June 30, 2003 the Company had approximately $37.6 million in core deposit intangibles and goodwill as a result of business combinations. Periodic analysis of the fair value of recorded core deposit intangibles and goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets. The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

General

The Company, an Oregon corporation, is the unitary savings and loan holding company for the Association. At June 30, 2003, the Company had total consolidated assets of $1.45 billion and consolidated shareholders' equity of $121.5 million. The Company is currently not engaged in any business activity other than holding the stock of the Association. Accordingly, the information set forth in this report, including financial statements and related data, relates primarily to the Association.

The Association is a progressive, community-oriented savings and loan association that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and to consumers and small businesses within its market area. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, commercial and industrial loans, business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. The acquisition of 13 branches from Washington Mutual Bank ("WAMU"), which was completed in September 2002, moved the Company strongly in this direction.

On July 15, 2003, the Company announced that it had entered into an Agreement and Plan of Merger ("the Sterling Merger") with Sterling Financial Corporation, Inc., a Washington corporation ("Sterling"). The Company will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The Company's wholly-owned subsidiary, Klamath First Federal Savings and Loan Association, will be merged with and into Sterling's wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Sterling Merger, each share of Klamath First Bancorp, Inc. common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions. Based upon the closing price for Sterling on July 14, 2003 of $26.55 per share, the consideration is equivalent to $20.44 per share of Klamath First

Bancorp, Inc. common stock. The merger will be structured as a tax-free reorganization and is expected to be completed in the first calendar quarter of 2004.

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

The Association is a member of the Federal Home Loan Bank of Seattle, conducting its business through 59 office facilities, with the main office located in Klamath Falls, Oregon. The primary market areas of the Association are the state of Oregon and adjoining areas of California and Washington.

Liquidity and Capital Resources

The Company generates cash through operating activities, primarily as a result of net income. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of net amortization of premiums paid on investment and mortgage-backed securities, depreciation and amortization, stock-based compensation expense, amortization of deferred loan origination fees, net gain on the sale of investment and mortgage-backed securities, increases or decreases in various escrow accounts and increases or decreases in other assets and liabilities. The primary investing activity of the Association is lending, which is funded with cash provided from operations and financing activities, as well as proceeds from amortization and prepayments on existing loans and mortgage backed and related securities. For additional information about cash flows from operating, financing, and investing activities, see the Condensed Consolidated Statements of Cash Flows.

OTS capital regulations require the Association to have: (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 4.0% of adjusted total assets, and (iii) total risk-based capital equal to 8.0% of risk-weighted assets. At June 30, 2003, the Association was in compliance with all regulatory capital requirements effective as of such date, with tangible, core and risk-based capital of 6.9%, 6.9% and 13.0%, respectively. See Note 10 of the Notes to Condensed Consolidated Financial Statements.

Changes in Financial Condition

At June 30, 2003, the consolidated assets of the Company totaled $1.45 billion, consistent with $1.51 billion at September 30, 2002.

Net loans receivable decreased by $52.2 million to $555.3 million at June 30, 2003, from $607.5 million at September 30, 2002. The decrease is primarily the result of prepayments of existing single family mortgage loans and sale of $78.7 million in single family mortgage loans originated during the nine months ended June 30, 2003.

Investment securities increased $21.8 million, or 18.2% from $119.5 million at September 30, 2002 to $141.3 million at June 30, 2003. This increase was the combined result of purchase of $50.3 million in securities, sale of $10.2 million of investment securities available for sale and $17.6 million of maturities. During the current fiscal year, the Company has restructured the investment portfolio by selling securities whose balances had paid down to the extent that they were no longer highly liquid.

During the nine months ended June 30, 2003, the Company purchased $413.4 million of mortgage-backed securities ("MBS"), primarily agency-backed collateralized mortgage obligations ("CMO's") of short duration. In addition, $246.5 million was received in principal repayments on MBS and $214.7 million of MBS were sold, resulting in a decrease of $59.7 million for MBS from $650.8 million at September 30, 2002 to $591.1 million at June 30, 2003.

In December 2002, the Company purchased $15.0 million in bank-owned life insurance. This insurance is used to fund director benefits, supplemental executive retirement benefits, and provide life insurance to key employees. Income on bank-owned life insurance totaled $343,680 for the nine months ended June 30, 2003, with a corresponding $303,625 of expense to fund the benefit liability. Certain employment contracts were amended in connection with the establishment of the supplemental executive retirement benefits. Structuring of the supplemental benefits began in December 2002 and the agreements were finalized during the quarter ended June 30, 2003.

Other assets increased by $715,222, or19.1%, from $3.7 million at September 30, 2002 to $4.5 million at June 30, 2003. The increase relates primarily to a $1.2 million receivable for investments sold in June and not settled until July 2003 and a $480,683 increase in investment in low income housing tax credits. These increases were partially offset by a $628,199 decrease in mortgage servicing rights, resulting from amortization and valuation adjustments.

Deposit liabilities decreased $61.0 million, or 5.3% from $1.14 billion at September 30, 2002 to $1.08 billion at June 30, 2003. The decrease reflects the Company's pricing strategy in light of its high liquidity and low loan to deposit ratio.

Advances from borrowers for taxes and insurance decreased $2.7 million from $5.1 million at September 30, 2002 to $2.4 million at June 30, 2003. The decrease is the result of using the reserves to pay the required real estate taxes due on the Association's loans receivable portfolio in November. In addition, the general decrease in the balance of mortgage loans for which taxes and insurance are collected has resulted in a more modest increase in the balance over the period since November than was noted in previous years.

The Company's total borrowings decreased by $1.1 million from September 30, 2002 to June 30, 2003 due to pay off of short term borrowings by the holding company which were partially offset by additional long term borrowings by the Association.

Total shareholders' equity increased $1.5 million, or 1.3%, from $119.9 million at September 30, 2002 to $121.5 million at June 30, 2003. This increase was the combined result of earnings of $1.5 million and $3.3 million in proceeds from exercise of stock options, partially offset by a $1.8 million decrease in unrealized gain on securities available for sale and payment of $2.6 million in common stock dividends for the nine month period.

Results of Operations

            Comparison of Nine Months Ended June 30, 2003 and 2002

General. Record low interest rates were evident in decreases in interest income, interest expense, and net interest income for the nine months ended June 30, 2003 compared to the same period a year ago. Non-interest income improved significantly over the prior year. Non-interest expense was significantly increased due to the recording of investment losses related to "other-than-temporary" impairment of preferred stock.

Interest Income. Interest income decreased by $12.1 million, showing the combined effects of a $9.1 million decrease in average interest earning assets and a 121 basis point decrease in yield from June 30, 2002 to June 30, 2003. Interest income on loans receivable decreased $6.7 million, or 16.9%, from $39.9 million for the nine months ended June 30, 2002 to $33.2 million for the same period of 2003. This decrease was a result of the $77.9 million decrease in average loans receivable due to prepayments from refinancing activity and sales of new loan production combined with a 47 basis point decrease in average yield on loans for the nine months ended June 30, 2003 compared to the same period ended June 30, 2002. Interest rate spread (the difference between the rates earned on interest earning assets and the rates paid on interest bearing liabilities) decreased from 3.03% to 2.72% and interest rate margin (net interest income divided by average interest earning assets) decreased from 3.47% to 3.09% comparing the nine month periods.

Interest Expense. Total interest expense decreased $8.4 million, or 27.3%, for the nine months ended June 30, 2003 compared to the same period in 2002. That decrease was the combined result of a $9.2 million decrease in interest on deposit liabilities and a $757,487 increase in interest expense on FHLB advances. The average balance of deposit liabilities decreased $57.1 million and the average rate paid on deposits decreased by 108 basis points from 3.07% for the nine months ended June 30, 2002 to 1.99% for the same period ended June 30, 2003. The average balance of borrowings increased $39.3 million from $169.3 million for the nine months ended June 30, 2002 to $208.6 million for the same period ended June 30, 2003. In addition, the rate paid on borrowings decreased by 59 basis points from 5.69% for the nine months ended June 30, 2002 to 5.10% for the same period in 2003.

Provision for Loan Losses. There was no provision for loan losses recorded for the nine months ended June 30, 2003. During that period there were $366,765 of charge offs and $49,859 of recoveries. This compares to a $156,000 provision with $249,417 of charge offs and $42,406 of recoveries during the nine months ended June 30, 2002. Based on analysis of the loan portfolio, it was determined that the allowance for loan losses was adequate at June 30, 2003, without the need for additional reserves, thus no provision for loan losses was recorded. In accordance with contemporary regulatory guidance on the allowance for loan losses, the Company is required to estimate reserves based on the current inherent risk in the portfolio. Because payoffs have reduced the 1-4 family mortgage portfolio and historical loan losses have been low, the allowance indicated has not required additional provision.

At June 30, 2003, the allowance for loan losses was equal to 408% of total non-performing assets compared to 718% at June 30, 2002. The decrease in the coverage ratio was the combined result of an increase in real estate owned (thus an increase in non-performing assets) and a lower total allowance. The ratio of non-performing assets to total assets increased from 0.07% at June 30, 2002 to 0.12% at June 30, 2003. The increase primarily relates to an increase in real estate owned, which is included in non-performing assets.

Non-Interest Income. Non-interest income continues to improve, increasing $4.7 million, or 57.1%, to $13.0 million for the nine months ended June 30, 2003 from $8.3 million for the nine months ended June 30, 2002. Income from fees and service charges on deposit accounts increased by $1.1 million, or 31.6%, from $3.6 million for the nine months ended June 30, 2002 to $4.7 million for the nine months ended June 30, 2003. While overall deposits have decreased, checking accounts, money market and savings accounts, which generate fees and service charges, have increased during fiscal 2003. These increases in account balances coupled with increases in some fees and service charges have boosted income for the year. Brokerage and annuity commissions also showed significant growth, increasing by 84.7% from $818,580 for the nine months ended June 30, 2002 to $1.5 million for the same period this year. This growth is a result of the expanded presence of Klamath First Financial Services, making brokerage and investment services available to customers in more of the Company's market areas. With the high loan volume and subsequent sale of single family mortgage loan production, gain on sale of mortgage loans has increased 112.2% from $768,445 for the nine months ended June 30, 2002 to $1.6 million for the current nine month period. A $1.5 million gain on sale of investments was recorded for the nine months ended June 30, 2003 compared to $554,416 gain on sale recorded in the prior year. Both gain on sale of securities and loss on sale, as noted below, are part of the ongoing management of the Company's large investment portfolio to reposition the portfolio for higher long term yields in the current interest rate environment. We expect similar sales activity in the future as part of the active management of investment assets.

Non-Interest Expense. The Company's continued efforts to control expenses can be seen in the comparison of non-interest expense items year-to-date for the periods ended June 30, 2003 and 2002. Most categories of expenses were consistent from year to year and total non-interest expense, excluding the impairment loss on investment securities, increased by a modest 6.4%. Compensation, employee benefits and related expense showed an 11.2% increase due to increases in number of employees and salary increases. Occupancy expense increased 9.6% due to the increase in number of branch locations and additional space leased for back office operations. The Company recorded $901,599 in loss on sale of investments as part of the repositioning of the investment portfolio as noted above. During June 2003, the Company also recognized a $3.5 million loss related to reductions in market value on certain floating rate preferred stocks that were considered to be "other-than-temporary". See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements. Amortization of intangible assets decreased as adoption of SFAS No. 142 and SFAS No. 147 required the Company to cease amortization of goodwill related to the WAMU branch acquisition beginning October 1, 2002. Amortization of core deposit intangibles arising from the branch acquisitions from Wells Fargo and WAMU will continue to be recorded.

Income Taxes. The provision for income taxes decreased $1.8 million for the nine months ended June 30, 2003 compared with the prior year. Income taxes decreased due to the lower income level year-to-date. The effective tax rate was 29.0% for the nine months ended June 30, 2003 compared to 34.9% for the same period of 2002. As part of the overall plan to reduce the effective tax rate and enhance the level of investments qualifying under the Community Reinvestment Act, the Company has increased investment in low income housing tax credits and tax-exempt municipal securities. The decrease in effective tax rate is primarily due to these activities and the effect of tax benefits related to employee stock plans.

            Comparison of Three Months Ended June 30, 2003 and 2002

General. As noted for the nine months ended June 30, 2003, declining interest rates resulted in decreasing net interest income, interest income and interest expense for the quarter ended June 30, 2003 compared to the same quarter a year ago.

Interest Income. The Company recorded interest income of $17.3 million in the third quarter ended June 30, 2003, a decrease of 19.4% from $21.5 million for the same period last year. Average interest earning assets remained stable, decreasing by $1.3 million, less than 0.1%. Yield decreased from 6.32% for the quarter ended June 30, 2002 to 5.15% for the same period of 2003. Yields on loans, MBS, investment securities, and cash balances decreased as rates declined over the year. Also, funds generated from loan and MBS prepayments are being reinvested at the lower prevailing rates, further reducing yields.

Interest Expense. Total interest expense decreased 25.9%, from $9.2 million for the quarter ended June 30, 2002 to $6.8 million for the quarter ended June 30, 2003. Average deposits decreased by $69.9 million comparing the three months ended June 30, 2002 to 2003, while the average interest paid on interest-bearing deposits decreased 93 basis points from 2.68% for the three months ended June 30, 2002 to 1.75% for the same period ended June 30, 2003. The average balance of borrowings increased $42.0 million, from $168.1 million for the three months ended June 30, 2002 to $210.1 million for the same period ended June 30, 2003, while the rate paid on borrowings decreased by 62 basis points, resulting in an increase in interest on borrowings of $273,236 for the three months ended June 30, 2003 compared with the same period ended June 30, 2002.

Provision for Loan Losses. The provision for loan losses was zero and there were $180,353 of charge offs, and $5,218 of recoveries during the three months ended June 30, 2003 compared to a zero provision with $176,433 of charge offs and $3,759 of recoveries during the three months ended June 30, 2002. Based on the Company's analysis of the allowance for loan losses, the allowance is adequate to cover anticipated losses in the loan portfolio and additional provision for losses was not considered necessary. .

Non-Interest Income. Non-interest income continues to improve, increasing $1.8 million, or 58.9%, to $4.9 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002. Income from fees and service charges on deposit accounts showed growth of 28.6% from $1.3 million for the quarter ended June 30, 2002 to $1.6 million for the current quarter. Other fees and service charges increased by 55.1% from $679,244 for the quarter ended June 30, 2002 to $1.1 million for the same quarter this year. Brokerage and annuity commissions increased by 118.8% to $603,069 and profit on sale of mortgage loans increased 101.2% to $613,530 comparing June 30, 2003 to the same period in 2002.

Non-Interest Expense. Non-interest expense increased $5.0 million, or 40.4%, to $17.4 million for the three months ended June 30, 2003, from $12.4 million in the comparable period in 2002. Compensation, employee benefits and related expense showed an increase of 11.9% which reflects the addition of staff and salary increases. New branch locations and additional back office space pushed occupancy expense up by 10.7% compared to the same quarter a year ago. The
Company recorded $497,160 in loss on sale of investments as part of the repositioning of the investment portfolio. As noted previously, the Company also recognized a $3.5 million loss related to reductions in market value on certain floating rate preferred stocks that were considered to be
"other-than-temporary". See further discussion in Note 3 of the Notes to Condensed Consolidated Financial Statements. Amortization of intangibles decreased as the adoption of SFAS No. 142 and SFAS No. 147 required the Company to cease amortization of goodwill related to the WAMU branch acquisition beginning October 1, 2002. Amortization of core deposit intangibles arising from the branch acquisitions from Wells Fargo and WAMU will continue to be recorded. Other expense increased by $655,113, or 20.3%, primarily due to increases in telephone expense, license and maintenance fees and expenses related to sold mortgage loans.

Income Taxes. The provision for income taxes decreased $1.7 million for the quarter ended June 30, 2003 as the Company recorded a tax benefit of $667,311 in connection with the loss for the quarter. The effective tax rate was 32.9% for the quarter ended June 30, 2003 compared to 35.1% for the same period of 2002. As part of the overall plan to reduce the effective tax rate and enhance the level of investments qualifying under the Community Reinvestment Act, the Company has increased investment in low income housing tax credits and tax-exempt municipal securities. The decrease in effective tax rate is primarily due to these activities and the effect of tax benefits related to employee stock plans.

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

Interest rate risk is the risk of loss in principal value and risk of earning less net interest income due to changes in interest rates. Put simply, savings institutions solicit deposits and lend the funds they receive to borrowers. The difference between the rate paid on deposits and the rate received on loans is the interest rate spread. If the rates paid on deposits change, or reprice, with the same timing and magnitude as the rates change on the loans, there is perfect matching of interest rate changes and thus, no change in interest rate spread and no interest rate risk. In actuality, interest rates on deposits and other liabilities do not reprice at the same time and/or with the same magnitude as those on loans, investments and other interest-earning assets. For example, historically the Company primarily originated fixed-rate residential loans for its portfolio. Because fixed-rate loans do not reprice until payoff and because the majority of residential loans have terms of 15 to 30 years (with actual expected lives of six years or less), the interest rate characteristics of the loan portfolio do not exactly match the Company's liabilities, which consist of deposits with maturities ranging up to ten years and borrowings which mature or reprice in ten years or less. When interest rates change, this mismatch creates changes in interest rate spread that influence net interest income and result in interest rate risk.

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


Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a) - 15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management as of the end of the period covered by this quarterly report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b) Changes in Internal Control Over Financial Reporting: There have not been any changes in the Company's internal control over financial reporting (as defined in Section 13(a) - 15(f) and 15d-15(f) of the Act) during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 6.     Exhibits and Reports on Form 8-K

            a) Exhibits
               Exhibit 10(a) Employment agreement for Kermit Houser
               Exhibit 10(b) First amendment to employment agreement for
                                  Kermit Houser
               Exhibit 10(c) Salary continuation agreement for Kermit
                                  Houser
               Exhibit 10(d) Employment agreement for sample executive
                    Including  Marshall  J.  Alexander,  Ben A.  Gay,  Frank  X.
                    Hernandez, Craig M Moore, James E. Essany, Walter F. Dodrill, Nina G. Drake, and Jeffrey D. Schlenker

               Exhibit 10(e) First amendment to employment agreement for
                                  sample executive
                    Including  Marshall  J.  Alexander,  Ben A.  Gay,  Frank  X.
                    Hernandez, Craig M Moore, James E. Essany, Walter F. Dodrill, Nina G. Drake, and Jeffrey D. Schlenker

               Exhibit 10(f) Salary continuation agreement for sample
                                  executive
                    Including  Marshall  J.  Alexander,  Ben A.  Gay,  Frank  X.
                    Hernandez, Craig M Moore, James E. Essany, Walter F. Dodrill, Nina G. Drake, and Jeffrey D. Schlenker

               Exhibit 10(g) First amendment to salary continuation agreement for sample executive
                    Including Frank X. Hernandez, Craig M Moore, James E. Essany, Walter F. Dodrill, Nina G. Drake, and Jeffrey D. Schlenker

               Exhibit 10(h) Director fee continuation agreement for sample director
                    Including Rodney N. Murray, Bernard Z. Agrons, Timothy A. Bailey, James D. Bocchi, Donald N. Bauhofer, William C. Dalton, Dianne E. Spires

               Exhibit 31  Section 302 Certification
               Exhibit 32  Section 906 Certification

            b) During the quarter ended June 30, 2003,  the Company filed the following Current Reports on Form 8-K:

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

                           KLAMATH FIRST BANCORP, INC.

Date:  August 14, 2003                         By:   /s/ Kermit K. Houser
                                              ----------------------------------
                                              Kermit K. Houser, President and
                                              Chief Executive Officer


Date:  August 14, 2003                         By:   /s/ Marshall Jay Alexander
                                                     ---------------------------
                                               Marshall Jay Alexander, Executive
                                               Vice President and
                                               Chief Financial Officer

                                                                   Exhibit 10(a)
                              EMPLOYMENT AGREEMENT
                         Amended and Restated May 9, 2003

     THIS AGREEMENT is made effective as of November 15, 2002, by and among KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION ("Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. ("Company"), an Oregon corporation; and KERMIT HOUSER ("Executive").

     WHEREAS, Association and Company wish to assure for themselves the services of Executive for the period provided in the Agreement; and

     WHEREAS, Executive is willing to serve in the employ of the Association and Company on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants contained herein, and upon the other terms and conditions hereinafter provided, the parties agree as follows:

1.   POSITION.

     During the term of Executive's employment under this Agreement, Association agrees to employ Executive and Executive agrees to serve as President and Chief Executive Officer of Association and Company. During said term, Executive also agrees to serve, if elected, without separate compensation, as an officer and/or director of company and/or Association or any subsidiary or affiliate of Company or Association.

2.   DUTIES.

     As President and Chief Executive Officer of Association and Company, Executive shall have such powers and duties and appropriate to that office (a) as may be provided by the articles and/or bylaws of Association and Company and
(b) as determined by the board of directors of Association and Company, or either of them, respectively, from time to time. Executive shall at all times discharge his duties in consultation with and under the supervision and direction of the board of directors of Association and Company. Subject to the provisions of the Agreement, Executive's duties may be changed from time to time during the term of the Agreement, and Executive's place of work may be relocated at the sole discretion of the board of directors of Association and Company, or either of them.

3.   TERM.

     The term of Executive's employment under the Agreement shall commence as of the date first written above and shall continue for a period of two years at which time it will end, unless sooner termination in accordance with the terms of this Agreement or extended as provided below. Beginning on the first anniversary date of the Agreement, and continuing at each anniversary date thereafter, the board of directors of Association and Company, or either of them, may in their sole discretion extend Executive's employment under this Agreement for an additional one-year period. Prior to the extension of Executive's employment under this Agreement as provided in this Section, the board of directors of Association and Company, or either of them, may in their sole discretion conduct a performance evaluation of Executive for purposes of determining whether to extend this Agreement. Executive may terminate this Agreement at any time, after providing at least sixty (60) days' written notice to the chair of the board of directors of Association and Company, or either of them. In such event, Executive will remain subject to the post termination provisions set forth in this Agreement.

4.   OUTSIDE ACTIVITIES.

     During the term of his employment under this Agreement, Executive shall devote all his business time, attention, skill, and efforts to the faithful performance of his duties under this Agreement. Executive shall obtain the consent of the board of directors of Association and Company before he engages in any other professional or business activities that may require an appreciable portion of Executive's time or effort to the detriment of the Association's or Company's business or that of their affiliates.

5.   COMPENSATION AND FRINGE BENEFITS.

     (a) As compensation for services under the Agreement, Association and Company shall pay to Executive an annual salary of $200,000, less legally required deductions and withholdings ("Basic Salary"). Executive's Base Salary shall be payable in accordance with the usual payroll practices of Association and Company. During the term of Executive's employment under this Agreement, Executive's Base Salary shall be reviewed at least annually by the board of directors of Association and Company and the board of directors of Association and Company, or either of them, may in their sole discretion adjust Executive's Base Salary from time to time.

     (b) In addition to the Base Salary provided in Section 5(a), Executive shall be eligible to receive an annual bonus payable within 30 days of each anniversary date of this Agreement. Executive's entitlement to and the specific amount of any such annual bonus shall be at the discretion of the board of directors of Association and company (or their duly convened committee), based upon and subject to Executive's satisfactorily meeting certain goals and objectives mutually established and agreed to in writing by the board of directors of Association and Company and Executive.

     (c)  In  addition  to the  compensation  described  above,  to  the  extent otherwise eligible, Executive shall be entitled to receive or participate in, at not cost to Executive, all such other benefits, including without limitation pension plans, employee stock option plans, and health and welfare plans as may from time to time be made available to other senior management employees of Association and Company.

6.   EXPENSES.

          Association and Company shall reimburse Executive for all reasonable and necessary expenses incurred by Executive in carrying out his duties under this Agreement. Executive shall present to Association and company from time to time an itemized account of such expenses in such form as may be required by Association and Company, or either of them.

7.   PAYMENTS TO EXECUTIVE UPON EVENT OF TERMINATION.

     (a) For purposes of the Agreement, "Event of Termination" means any one or more of the following: (i) termination of Association or Company of Executive's employment under this Agreement for any reason other than a Change in Control (as defined in Section 8), disability (as provided in Section 9), or death (as provided in Section 10); or (ii) termination by Executive of Executive's employment under this Agreement in accordance with the provisions of this Section upon (A) unless consented to the Executive, a material change in Executive's title or job duties, which change would cause Executive's position to become one of materially lesser responsibility from the position and duties described in Sections 1 and 2, or the assignment to the Executive of any duties or responsibilities substantially inconsistent with the Executive's title or duties, or a relocation of Executive's principal place of work by more than 35 miles from its location at the effective date of the Agreement; (B) unless consented to by Executive, any reduction in Executive's Base Salary; (C) the liquidation of the dissolution of Association and Company; or (D) any material breach of the Agreement by Association and Company. Upon the occurrence of any event described in clauses (A), (B), (C), or (D) of clause (ii) above, Executive shall have the right to elect to terminate his employment under this Agreement upon not less than 60 days' prior written notice to the board of directors of Association and Company, and each of them, given within a reasonable period of time not to exceed four calendar months after the event giving rise to said right to elect.

     (b) Upon termination of employment following occurrence of an Event of Termination other than for Cause or for Neglect (as described in Sections 11 or 12 hereof), or upon failure to extend Executive's employment for additional one-year period, Association and Company shall pay to Executive a sum equal to (i) the amount of Executive's Base Salary (at the then current rate) for the remainder of the term of this Agreement following the Date of Termination (as described below), and (ii) the value of any employer contributions that would have been made by Association and Company on Executive's behalf over the remaining term of Executive's employment under this Agreement to any retirement plan sponsored by Association and Company as of the Date of Termination (as defined below); provided, however, that if Association or Company is not in compliance with its minimum capital requirements of if such payment would cause Association's or Company's capital to be reduced below its minimum capital requirements, such payment shall not be made until such time as Association and Company are in capital compliance. Additionally, Executive shall be entitled to receive the stock option and grant described under Section 5(c) and 5(d). The payment described in this Section 7(b) shall be made in a single lump sum within 30 days of the Date of Termination.

8.   CHANGE OF CONTROL

     (a) For purposes of the Agreement, a "Change in Control" of Company or Association shall be deemed to occur if and when (a) an offeror other than Company purchases shares of the common stock of Company or Association pursuant to a tender or exchange offer for such shares,
          (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of Company or Association representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of Company or Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period do not constitute a majority of the board of directors at the end of such period, or (d)
          shareholders of Company or Association approve a merger, consolidation, sale or disposition of all or substantially all of Company's or Association's assets, or a plan of partial or complete liquidation.

     (b) In the event of a Change in Control, in lieu of amounts payable pursuant to Section 7(b), Executive shall be entitled to the payment provided in Section 8(c) upon his subsequent involuntary termination of employment at any time during the term of his employment under this Agreement, unless such termination is because of Executive's death, disability (as provided in Section 9), or for Cause (as defined in Section 11).

     (c) Upon a Change in Control followed by the involuntary termination of Executive's employment as provided in Section 8(b), Association and Company shall pay to Executive a sum equal to (i) 2.00 times Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986, as amended ("Code"); (ii) his stock option and grant described under Section 5(c) and 5(d); and (iii) the value of any employer contributions that would have been made by Association and Company on Executive's behalf over the remaining term of Executive's employment under this Agreement to any retirement plan sponsored by Association and Company as of the Date of Termination. Such payment shall be made in a single lump sum within 30 days of the Date of Termination.

     (d) IRS Section 280G Issues. If any portion of the amounts payable to the Executive under this Agreement, either alone or together with other payments which the Executive has the right to receive from the Company or Association, constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), that are subject to the excise tax imposed by
          Section 4999 of the Code (or similar tax and/or assessment), Executive shall be responsible for the payment of such excise tax and Company or Association (and their successor) shall be responsible for any loss of deductibility related thereto; provided, however, that Company or Association and Executive shall cooperate with each other and use all reasonable efforts to minimize to the fullest extent possible the amount of excise tax imposed by Section 4999 of the Code. If, at a later date, it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, final judgment of a court of competent jurisdiction, or otherwise) that the amount of excise taxes payable by the Executive is greater than the amount initially so determined, then the Executive shall pay an amount equal to the sum of such additional excise taxes and any interest, fines and penalties resulting from such underpayment. The determination of the amount of any such excise taxes shall be made by the independent accounting firm employed by the Company or Association immediately prior to the change in control or such other independent accounting firm or advisor as may be mutually agreeable to Company or Association and Executive in the exercise of their reasonable good faith judgment.

9.   TERMINATION UPON DISABILITY OF EXECUTIVE.

     (a) If Executive shall become disabled as defined in Association's and Company's then current disability plan (or, if no such plan is then in effect, if Executive is permanently and totally disabled with the meaning of Code Section 22(e(3)) and unable to perform the essential functions of his position even with reasonable accommodation, Association and Company, or either of them, may terminate Executive's employment for disability. (b) Upon termination of Executive's employment for disability, Association and Company will pay to Executive, as disability pay, a bi-weekly payment equal to three-quarters of Executive's bi-weekly rate of base Salary on the Date of Termination. The disability payments shall commence on the Date of Termination and will end on the earlier of (i) the date Executive returns to employment with Association and Company; (ii) Executive's employment by another employer; (iii) Executive attaining age 65; (iv) Executive's death; or (v) the expiration of the term of Executive's employment under this Agreement. The disability payments shall also be reduced by the amount, if any, paid to Executive under any plan of Association and Company providing disability benefits to Executive.

10.  TERMINATION UPON DEATH OF EXECUTIVE.

          Upon the death of Executive during the term of his employment under this Agreement, this Agreement shall terminate immediately and Executive's Base Salary pursuant to Section 5(a) shall be prorated and payable until the date of termination of this Agreement.

11.  TERMINATION FOR CAUSE.

          Association and Company, or either of them, may terminate Executive's employment under this Agreement at any time for Cause. For purposes of this Agreement, "Cause" means any fraud or dishonesty by Executive; the Executive's willful misconduct, incompetence, or intentional failure to perform stated duties; any failure by or refusal of Executive to comply with any instructions or directives of the board of directors of Association or Company, or either of them, any breach of fiduciary duty by Executive; willful violation of any law or government regulation (other than misdemeanor traffic violations or similar misdemeanor offenses) by Executive; any other willful conduct by Executive which materially adversely reflects or impacts on Association's or Company's reputation or business; or any material breach of the Agreement by Executive. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Association or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated by Cause unless and until there shall have been sent to Executive a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the board of directors of Association and Company, or either of them, (after reasonable notice to Executive and an opportunity for Executive, together with counsel, to be heard before the board of directors of Association and Company), finding that in the good faith opinion of the board of directors of Association and Company, Executive engaged in conduct justifying termination for Cause and describing specifically the conduct. Executive shall not have the right to receive any compensation or other benefits for any period after termination of his employment for Cause. Any stock options granted to Executive under any stock option plan that have vested shall remain the property of Executive, but any unvested awards granted under any other stocks benefit plan of Association, Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination (as defined below) for Cause and shall not be exercisable by Executive at any time subsequent to such termination for Cause.

12.  TERMINATION FOR NEGLECT.

     The Association and Company, or either of them may terminate Executive's employment under this Agreement at any time for Neglect. For purposes of this Agreement, "Neglect" means the failure of Executive to give due care to stated duties or to comply with instructions or directives of the Board of Directors of the Association or Company or either of them, but where such failure is not determined to be willful or intentional as defined in
     Section 11. Termination for Neglect includes termination as the result of any continuing or repeated problems with Executive's job performance or conduct after written notice specifying such problem with performance or conduct, and where such continuing and repeated problems were not determined to be willful or intentional, or where the conduct was not deemed to have a material adverse impact on the Association or Company. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated by Neglect unless and until there shall have been sent to Executive a copy of a resolution duly adopted by a majority of the Board of Directors of the Association and Company, or either of them (excluding the Executive in counting the majority if the Executive is then on the board of directors, and after reasonable notice to Executive and an opportunity for Executive to be heard before the board of directors), finding that in the good faith opinion of the board of directors of the Association and Company, or either of them, Executive engaged in conduct justifying termination for Neglect and describing specifically the conduct. Executive shall not have the right to receive any salary or bonus for any period after termination of employment for Neglect. Executive shall retain any vested benefits in defined benefit plans, defined contribution plans, supplemental executive retirement plans, stock option plans, restricted stock plans, or other such benefits, but shall forfeit any rights that have not vested.

13.  REQUIRED PROVISIONS.

     (a) If Executive is suspended and/or temporarily prohibited from participating in the conduct of Association's or Company's, or either of their, affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA"), Association's and Company's obligations under this Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, Association and Company, or either of them, may, in their discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (b) If Executive is removed and/or permanently prohibited from participating in the conduct of Association's or Company's, or either of their, affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA, all obligations of Association and Company under this Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (c)  If  Association  or  Company is in  default  (as  defined in Section 3
          (x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (d) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of Association and Company, or either of them): (i) by the Director of the Office of the Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Association or Company under the authority contained in Section 13(c) of the FDIA; or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of Association or Company or when Association and Company, or either of them, is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (e)  Any  payments  made  to  Executive  pursuant  to  the  Agreement,   or
          otherwise, are subject to and conditioned upon compliance with Section 18(k) of the FDIA and any regulations promulgated thereunder.

14.      NOTICE.

     (a) Any purported termination of Executive's employment under this Agreement (except by reason of Executive's death) by Association and Company, or either of them, or by Executive shall be communicated by Notice of Termination to the other party. For purposes of this Agreement, "Notice of Termination" means a written notice which shall state the specific termination provision in this Agreement relied upon and the effective date of the termination of Executive's employment.

     (b) For purposes of this Agreement, "Date of Termination" means the effective date of the termination of Executive's employment specified in the Notice of Termination.

15.      NONCOMPETITION AND CONFIDENTIALITY.

     (a) During the term of Executive's employment under this Agreement and for a period of one year following an Event of Termination as defined in
          Section 7(a) of this Agreement, Executive will not compete with Association and/or Company in any city, town or county in which
          Association and/or Company has an office or has filed an application for regulatory approval to establish an office. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for, advise, consult, or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending, or other business activities of the Association and/or Company. The parties, recognizing that irreparable injury will result to Association and/or Company in the event of Executive's breach of this Section 14(a), agree that in the event of any such breach or threatened breach by Executive, Association and/or Company will be entitled, in addition to any other remedies and damages available, to a temporary restraining order and a preliminary and permanent injunction to restrain the violation or threatened violation hereof by Executive and Executive's partners, agents, employers, employees, and all persons acting for or with Executive. Executive represents and admits that in the event of a termination of his employment under this Agreement, Executives'
          experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature that Association's and/or Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein may be construed as prohibiting Association and/or Company from pursuing any other remedies available to Association and Company for such breach or threatened breach, including recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of Association and Company, or either of them, and affiliates of either, as it may exist from time to time, is a valuable, special and unique asset of the business of Association and Company. Executive will not, at any time during or after the term of his employment under this Agreement, use or disclose to any person or entity for any reason whatsoever any knowledge of the past, present, planned, or considered business activities of Association and Company, or either of them, or affiliates of either. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which were not derived from the business plans and activities of Association or Company. This provision is in addition to and not in lieu of any duties or obligations of Executive under any applicable statute or common law. In the event of a breach or threatened breach by Executive of the provisions of this Section, Association and Company, or either of them, will be entitled to a temporary restraining order and a preliminary and permanent injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of Association and Company, or either of them or affiliates of either. Nothing herein will be construed as prohibiting Association and Company, or either of them, from pursuing any other remedies available to Association or Company for such breach or threatened breach, including the recovery of damages from Executive.

16.  EFFECT ON PRIOR AGREEMENTS.

          This agreement contains the entire understanding between the parties concerning the subject matter hereof and supersedes any prior agreements (express or implied, oral or written) among Association, Company, and Executive concerning the subject matter of this Agreement.

17.  SUCCESSORS AND ASSIGNS.

          This Agreement shall inure to the benefit of any successor or assigns of the Association or Company. In case of any termination in which a successor would not by the foregoing sentence or operation of law be bound by this Agreement, Company shall require such successor to expressly and unconditionally assume this Agreement and perform Company's obligations under this Agreement.

18.  MODIFICATION AND WAIVER

     (a) This Agreement may be modified or amended only by a written instrument signed by the parties.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there be any estoppel against the enforcement of any provision of this Agreement, except by a written instrument signed by the part charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.

19.  SEVERABILITY.

          If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

20.  HEADINGS FOR REFERENCE ONLY.

          The heading of sections herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

21.      GOVERNING LAW.

         This Agreement shall be governed by the laws of the state of Oregon.

22.      ARBITRATION.

          Any dispute or controversy arising out of or in any way related to this Agreement or Executive's employment under this Agreement or the termination of that employment, except a claim by Association and/or Company of a breach or threatened breach by Executive of any of the provisions of Section 14, shall be submitted to binding arbitration, conducted in Portland, Oregon, in accordance with the then current rules of the American Arbitration Association. Such arbitration shall be the exclusive remedy for any such dispute or controversy, and judgment may be entered on the arbitrator's award in any court having jurisdiction.

23.      ATTORNEY FEES.

          If any action (including any arbitration) is brought to enforce or interpret the terms of this Agreement or any part of it, the prevailing party shall be entitled to recover from the other party its reasonable attorney fees and costs incurred therein, including all attorney fees and costs on appeal.

24.      INDEMNIFICATION.

          Association and Company, or either of them, shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suit, or proceedings in which he may be involved by reason of his having been a director or officer of Association or Company, or either of them (whether or not he continues to be a director or officer at the time of incurring such expenses or liabilities), such as expenses and liabilities to include without limitation judgment, court costs, and attorney fees and the cost of reasonable settlements.


          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by a duly authorized officer or director of the Association and the Company, and Executive has signed this Agreement, all on the 9th day of May, 2003.

KLAMATH FIRST BANCORP, INC.             KLAMATH FIRST FEDERAL SAVINGS
                                        AND LOAN ASSOCIATION


BY:  /s/ Rodney N. Murray                BY:  /s/ Rodney N. Murray
     Rodney N. Murray, Chairman          Rodney N. Murray, Chairman



     /s/ Nina G. Drake                   /s/ Kermit K. Houser
WITNESS:                                 Kermit K. Houser

                                                                   Exhibit 10(b)
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

     This FIRST AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into on July 14, 2003, by and between Klamath Federal Savings and Loan Association ("Association"), Klamath First Bancorp, Inc., ("Company") and the undersigned executive officer of Association and Company (the "Executive").

     WHEREAS, Association, Company and Executive entered into an Amended and Restated Employment Agreement dated May 9, 2003, (the "Employment Agreement");

     WHEREAS, Company has entered into an Agreement and Plan of Merger dated as of July 14, 2003, (the "Merger Agreement") with Sterling Financial Corporation ("Sterling") with respect to a proposed transaction (the "Transaction") whereby Sterling will acquire all of the outstanding shares of Company common stock in a stock merger;

     WHEREAS, Association and Company desire to enter into this Agreement to facilitate the Transaction; and

     WHEREAS, the Executive desires to enter into this Agreement to facilitate the Transaction so as to enable his change in control of benefits to be triggered under the Employment Agreement and his Executive Salary Continuation Agreement, and to enhance the value of shares of common stock of Company owned by the Executive and the value of his stock options to acquire common stock of Company.

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Capitalized terms used herein, to the extent not defined otherwise, shall have the meaning ascribed to them in the Employment Agreement.

2.   Section 8(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $400,000. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement. In addition, upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as additional severance the amount of $5,750 (the "Additional Severance Amount") in lieu of any obligation to pay the Executive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan. The Additional Severance Amount shall be paid at the time the Base Severance Amount is paid. Upon the Executive's termination of service in connection with or following a Change in Control arising from or relating to the Merger Agreement, Sterling Savings Bank, as successor-in-interest to the Association, shall provide the Executive with continued life, medical, dental and disability coverage as is then provided by Sterling Savings Bank to its full-time employees, as the same may be changed from time to time, during the 36 month period next following the Executive's Date of Termination with the cost to be absorbed by the Executive being equal to the lesser of (i) the employee cost of coverage currently being borne by the Executive or (ii) the employee cost of coverage borne by full-time employees of Sterling Savings Bank receiving the same coverage; provided if the cost of coverage to be borne by the Executive is determined under subpart (i), then such cost shall be subject to pro rata adjustment based upon the pro rata adjustment in cost of coverage that is borne by full-time employees of Sterling Savings Bank receiving the same coverage after completion of the merger contemplated by the Merger Agreement."

3.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall not have a right to participate in the long term medical care program to be implemented by Association."

4. The Employment Agreement shall be further amended by adding thereto an "Exhibit A to the Employment Agreement" in the form attached hereto as Appendix I.

5. Except as specifically set forth herein, the Employment Agreement shall continue in full force and effect. To the extent that any provision contained in this Agreement is inconsistent with any of the provisions of the Employment Agreement, including but not limited to, Section 8(b) thereof, the provisions contained in this Agreement shall be controlling.

6. In the event the Merger Agreement is terminated, then this Agreement shall have no further force or effect.

7. This Agreement may be executed in counterparts by the parties hereto, each of which when so executed shall be deemed an original and all of which, taken together, shall constitute one and the same agreement.

     The parties have entered this Agreement on July 14, 2003.

                               KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                               By:   /s/ Craig M Moore
                               Craig M Moore SVP/Chief Auditor


                               By:   /s/ Marshall J. Alexander
                               Marshall J. Alexander EVP/CFO
                               KLAMATH FIRST BANCORP, INC.


                               By:   /s/ Craig M Moore
                               Craig M Moore SVP/Chief Auditor

                               EXECUTIVE:

                               By:   /s/ Kermit K. Houser
                               Kermit K. Houser President/CEO

                                                                   Exhibit 10(c)
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Kermit K. Houser, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

                              W I T N E S S E T H:

     WHEREAS, the Employee is an employee of the Employer and, since January 1, 2003 has become eligible to participate in the Executive Salary Continuation Plan represented by this Agreement (the "Plan");

     WHEREAS, the Employer desires to establish a compensation benefits program as a fringe benefit for certain officers of the Employer in order to attract and retain individuals with extensive and valuable experience in the banking industry;

     WHEREAS, the Employee's experience and knowledge of the affairs of the Employer and the banking industry are extensive and valuable;

     WHEREAS, it is deemed to be in the best interests of the Employer to provide the Employee with certain benefits, on the terms and conditions set forth herein, in order to reasonably induce the Employee to remain in the Employer's employment and to compensate the Employee for valuable services heretofore rendered to the Employer; and

     WHEREAS, the Employee and the Employer wish to specify in writing the terms and conditions upon which this additional compensatory incentive will be provided to the Employee, or to the Employee's spouse or the Employee's designated beneficiaries, as the case may be;

     FURTHERMORE, it is the intent of the parties hereto that this Employee Plan be considered an unfunded arrangement maintained primarily to provide supplemental retirement benefits for the Employee, and be considered a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Employee is fully advised of the Employer's financial status and the design and operation of this benefit plan; and

     NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is agreed as follows:

I.   EMPLOYMENT

     Although this Agreement is intended to provide the Employee with an additional incentive to remain in the employ of the Employer, this Agreement shall not be deemed to constitute a contract of employment between the Employee and the Employer nor shall any provision of this Agreement restrict or expand the right of the Employer to terminate the Employee's employment. This Agreement shall have no impact or effect upon any separate written Employment Agreement which the Employee may have with the Employer, it being the parties' intention and agreement that unless this Agreement is specifically referenced in said Employment Agreement (or any modification thereto), this Agreement (and the Employer's obligations hereunder) shall stand separate and apart from, and shall have no effect upon, or be affected by, the terms and provisions of said Employment Agreement.

     Except as otherwise set forth in this Agreement, the term "Employer" shall mean Klamath First Federal Savings and Loan Association; provided, further, that for purposes of this Agreement, the term "Employer" shall mean Klamath First Bancorp, Inc. and its subsidiaries and affiliated entities, including any parent holding company and its subsidiaries.


II.  FRINGE BENEFITS

     The salary continuation benefits provided by this Agreement are granted by the Employer as a fringe benefit to the Employee and are not part of any salary reduction plan or an arrangement deferring a bonus or a salary increase. The Employee has no option to take any current payment or bonus in lieu of these salary continuation benefits except as set forth hereinafter.


III. retirement date and early retirement date

     A.   Retirement Date:

          The term "Retirement" or "Retires" shall refer to the date which the Employee attains sixty-five ("65") years of age and acknowledges in writing to the Employer to be the last day the Employee will provide any significant personal services, whether as an employee or independent consultant or contractor, to the Employer.

     B.   Early Retirement Date:

          The term "Early Retirement Date" shall mean the Retirement, as defined above, of the Employee on, or after the Employee achieves fifty-five
          (55) years of age, but has not yet reached sixty-five (65) years of age.


IV.  retirement benefit and early retirement benefit

     A.   Retirement Benefit:

          If the Employee shall remain in the continuous employment of the Employer until attaining age sixty-five (65), the Employee shall be entitled to be paid the "Normal Retirement Benefit" specified in Schedule A, payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Employee Retires (or on such later date as may be mutually agreed upon by the Employee and the Employer in advance of said Retirement date) payable until the Employee's death. After commencement of payments, the Normal Retirement Benefit will increase by two percent (2%) per year.

     B.   Early Retirement Benefit:

          The Employee shall have the right to retire on a date which constitutes an Early Retirement Date as defined in Subparagraph III
          (B) above. In the event the Employee elects to Retire on a date which constitutes an Early Retirement Date, and said early retirement is not pursuant to a Change in Control as defined in paragraph VI below, the Employee shall be entitled to be paid the "Normal Retirement Benefit" specified in Schedule A for the date the Retirement occurs, but reduced by a factor of one-half of one percent (.5%) per month for each month or portion thereof that the Early Retirement occurs prior to the Retirement Date. The benefit shall be payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Early Retirement Date occurs (or on such later date as may be mutually agreed upon by the Employee and the Employer in advance of such Early Retirement Date). After commencement of payments, the Early Retirement benefit will increase by two percent (2%) per year.

          Example: If the Early Retirement Date occurs on the Employee's 63rd birthday and if the Retirement Date in Section III.A. above is at age 65, the Normal Retirement Benefit specified in Schedule "A" as of the Employee's 63rd birthday would be reduced by 12% [.5% x 24 months].


V.   other termination of EMPLOYMENT and DISABILITY

     A.   Payments in the Event Employment Is Terminated Prior to Retirement:

          The Employer reserves the right to terminate the Employee's employment, with or without cause but subject to any written employment agreement which may then exist, at any time prior to the Employee's Retirement. In the event that the employment of the
          Employee shall be terminated, other than by reason of death, Disability or Retirement, prior to the Employee's attaining sixty-five
          (65) years of age, then this Agreement shall terminate on the date of such termination of employment; provided, however, that the Employee shall be entitled to the following benefits as may be applicable depending upon the circumstances surrounding the Employee's termination:

          (i)  Termination  for Other  Than  Disability,  Change in  Control  or
               Cause:

          If the Employee's employment is terminated by the Employee or by the Employer for any reason other than Disability, "Change in Control" or "Termination for Cause," the Employee shall be entitled to be paid the "Normal Retirement Benefit" specified in Schedule A as of the date of termination, payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Employee attains sixty-five (65) years of age (or on such later date as may be mutually agreed upon by the Employee and the Employer not less than fifteen (15) days prior to such commencement date) payable until the Employee's death, and shall increase by two percent (2%) per year. Alternatively, upon achieving age fifty-five (55) but before achieving age sixty-five (65), the Employee may choose to receive the Early Retirement Benefit with the reductions from the "Normal Retirement Benefit" as of the date of termination, and as described in Section IV.B. of this Agreement. The benefit shall be payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Early Retirement Date occurs (or on such later date as may be mutually agreed upon by the Employee and the Employer not less than fifteen (15) days prior to such commencement date) payable to the Employee's death, and shall increase by two percent (2%) per year.

          (ii) Termination for Cause:

               If the Employee suffers a "Termination for Cause", as defined herein below, the Employee shall forfeit any and all rights and benefits the Employee may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Employee by the Employer pursuant to the terms of this Agreement. The term "Termination for Cause" shall have the definition provided in the Employee's Employment Agreement, as amended from time to time with the Employer. If the Employee has no Employment Agreement with the Employer, "Termination for Cause" shall include termination because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, or willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Employee's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Association or its affiliates. Notwithstanding the foregoing, the Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to the Employee and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Employee was guilty of conduct justifying termination for Cause and specifying the reasons thereof.

     B.   Payment in the Event of Disability Prior to Retirement:

          The Employee shall, in connection with acceptance of this Agreement, elect below either the "Lump Sum Payment" or the "Annuity for Life" option in the event the Employee becomes disabled at any time after the Effective Date of this Agreement but prior to Retirement. The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of employees including the Employee. In the absence of such a policy, which extends coverage to the Employee in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of the Employee's duties to the Employer for at least one hundred twenty
          (120) days.

          (i)  Lump Sum Payment.

               The Employee shall be entitled to be paid the lump sum "Disability Benefit" specified in Schedule A, determined as of the earlier of the date of disability or date the Employee otherwise terminated service with the Employer other than for Cause. The lump sum shall be payable 60 days from the date the Employer has received a written request to commence benefits, along with documentation showing that the Employee has become disabled.

          (ii) Annuity for Life.

               The Employee shall be entitled to be paid an annuity for the Employee's life. The Employer shall purchase such an annuity from an insurance company with an A. M. Best or Moody's rating of no less than AA and using the amount of "Disability Benefit" specified in Schedule A, determined as of the earlier of the date of disability or the date the Employee otherwise terminated service with the Employer other than for Cause. The Employer shall purchase the annuity within 60 days from the date the Employer has received a written request to commence benefits, along with documentation showing that the Employee has become Disabled. Nevertheless, if the amount of the applicable "Disability Benefit" specified in Schedule A is $50,000.00 or less, the payment shall be as a lump sum to the Employee and not the purchase of an annuity for life.

          (iii)Employee Election of Disability  Benefit.

               I elect to receive the following Disability Benefit (Please sign on applicable line):

                           ______________________    Lump Sum Benefit.


                           __________X____________   Annuity for Life.


VI.  CHANGE OF CONTROL

     A.   Definition of Change In Control:

          A "Change in Control" of Klamath First Bancorp, Inc. (the "Company") or Klamath First Federal Savings and Loan Association (the "Association") shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Association pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Association representing 25% or more of the combined voting power of the Company's or the Association's then outstanding securities, (c) the membership of the board of directors of the Company or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Association's assets, or a plan of partial or complete liquidation.

     B.   Termination  by the  Employer  on  Account  of or  After a  Change  in
          Control:

          In the event the Employee's employment with the Employer is terminated by the Employer in connection with a Change in Control, the Employee shall be immediately vested in the "Normal Retirement Benefit" specified in Schedule A for the date the Employee achieves age sixty-five (65). The Employee shall be entitled to be paid the "Change in Control Benefit" specified in Schedule A, in substantially equal monthly installments on the first day of each month, beginning no sooner than the month following the month in which the Employee attains age fifty-five (55), as requested in writing by the Employee and delivered to the Employer or its successor thirty (30) days prior to the commencement of installment payments; provided, however, that in the event the Employee does not request a commencement date as specified, such installments shall be paid on the first day of each month, beginning with the month following the month in which the Employee attains sixty-five (65) years of age. Upon the commencement of payments, the installments shall be payable until the Employee's death, and shall increase by two percent (2%) per year.

          A termination shall be deemed to be in connection with a Change in Control if, within two (2) years following the occurrence of a Change in Control: (a) the Employee's employment with the Employer is terminated by the Employer other than a Termination for Cause; or (b) by reason of the Employer's actions any adverse change occurs in the scope of the Employee's position, material responsibilities and duties, salary, benefits or location of employment; or (c) the Employer causes an event to occur which reasonably constitutes or results in a demotion, loss of title, a significant diminution of responsibilities or authority, or a constructive termination (by forcing a resignation or otherwise) of the Employee's employment.


VII. benefit accounting

     The Employer shall account for this benefit using the regulatory accounting principles of the Employer's primary federal regulator. The Employer shall establish an accrued liability retirement account for the Employee into which appropriate reserves shall be accrued.


VIII. restrictions on funding

     The Employer shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Employee Plan. The Employee, her or his beneficiary (ies), or any successor in interest shall be and remain simply a general creditor of the Employer in the same manner as any other creditor having a general claim for matured and unpaid compensation. The Employer reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Employee Plan or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Employer elect to fund this Employee Plan, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Employer reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Employee be deemed to have any lien, right, title or interest in any specific funding investment or assets of the Employer.

     If the Employer elects to invest in a life insurance, disability or annuity policy on the life of the Employee, then the Employee shall assist the Employer by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

     Notwithstanding anything hereinabove to the contrary, the Employer and the Employee acknowledge and agree that, in the event of a Change in Control and at the written request of the Employee, the Employer shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Employer in its sole discretion deems appropriate and in compliance with applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") in order to permit the Employer to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Employer to be used exclusively for discharge of the Employer's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Employer's general creditors until paid to the Employee or its beneficiaries in such manner and at such times as specified in this Agreement


IX.  MISCELLANEOUS

     A.   Alienability and Assignment Prohibition:

          The Employee shall have no power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Employee nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Employee attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Employer's liabilities shall forthwith cease and terminate.

     B.   Binding Obligation of the Employer and any Successor in Interest:

          The Employer shall not merge or consolidate into or with another Employer or sell substantially all of its assets to another Employer, firm or person until such Employer, firm or person expressly agree, in writing, to assume and discharge the duties and obligations of the Employer under this Employee Plan. This Employee Plan shall be binding upon the parties hereto, their successors, beneficiaries, heirs and personal representatives.

     C.   Amendment or Revocation:

          It is agreed by and between the parties hereto that, during the lifetime of the Employee, this Employee Plan may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Employee and the Employer.

     D.   Gender:

          Whenever in this Employee Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

     E.   Effect on Other Employer Benefit Plans:

          Nothing contained in this Employee Plan shall affect the right of the Employee to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Employer's existing or future compensation structure.

     F.   Headings:

          Headings and subheadings in this Employee Plan are inserted for reference and convenience only and shall not be deemed a part of this Employee Plan.

     G.   Applicable Law:

          The laws of the State of Oregon shall govern the validity and interpretation of this Agreement.

     H.   Partial Invalidity:

          If any term, provision, covenant, or condition of this Employee Plan is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Employee Plan shall remain in full force and effect notwithstanding such partial invalidity.

     I.   Not a Contract of Employment:

          This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision hereof restrict the right of the Employer to discharge the Employee, or restrict the right of the Employee to terminate employment.

     J.   Notices:

          Any notice required or permitted of either the Employee or the Employer under this Agreement shall be deemed to have been duly given, if by personal delivery, upon the date received by the party or its authorized representative; if by facsimile, upon transmission to a telephone number previously provided by the party to whom the facsimile is transmitted as reflected in the records of the party transmitting the facsimile and upon reasonable confirmation of such transmission; and if by mail, on the third day after mailing via U.S. first class mail, registered or certified, postage prepaid and return receipt requested, and addressed to the party at the address given below for the receipt of notices, or such changed address as may be requested in writing by a party.

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Kermit K. Houser
                                            10131 Mourning Dove
                                            Klamath Falls, OR 97601

     K.   Opportunity To Consult With Independent Advisors:

          The Employee acknowledges that the Employee has been afforded the opportunity to consult with independent advisors of his or her choosing including, without limitation, accountants or tax advisors and counsel regarding both the benefits granted to the Employee under the terms of this Agreement and the (i) terms and conditions which may affect the Employee's right to these benefits and (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Employee acknowledges and agrees shall be the sole responsibility of the Employee notwithstanding any other term or provision of this Agreement. The Employee further acknowledges and agrees that the Employer shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Employee and further specifically waives any right for the Employee and his or her heirs, beneficiaries, legal representatives, agents, successors, and assigns to claim or assert liability on the part of the Employer related to the matters described above in this subparagraph. The Employee further acknowledges and agrees that the Employee has read, understands and consents to all of the terms and conditions of this Agreement, and that the Employee enters into this Agreement with a full understanding of its terms and conditions.


X.   ADMINISTRATIVE AND CLAIMS PROVISION

     A.   Named Fiduciary and Plan Administrator:

          The "Named Fiduciary and Plan Administrator" of this Employee Plan shall be Klamath First Bancorp, Inc., until its resignation or removal by the Board. As Named Fiduciary and Plan Administrator, the Employer shall be responsible for the management, control and administration of the Employee Plan. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Employee Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

     B.   Claims Procedure:

          In the event a dispute arises over benefits under this Employee Plan and benefits are not paid to the Employee and the claimant feels he is entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within forty-five (45) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within forty-five (45) days of receipt of such claim the specific reasons for such denial, reference to the provisions of this Employee Plan upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid forty-five-day period.

          If claimants desire a second review they shall notify the Named Fiduciary and Plan Administrator in writing within forty-five (45) days of the first claim denial. Claimants may review this Employee Plan or any documents relating thereto and submit any written issues and comments it may feel appropriate. In their sole discretion, the Named Fiduciary and Plan Administrator shall then review the second claim and provide a written decision within forty-five (45) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of the Plan Agreement upon which the decision is based.

     C.   Arbitration:

          All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Employer in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc. ("JAMS"). In the event JAMS is unable or unwilling to conduct the arbitration provided for under the terms of this Paragraph, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association ("AAA"), shall conduct the binding arbitration referred to in this Paragraph. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. The arbitration shall be subject to such rules of procedure used or established by JAMS, or if there are none, the rules of procedure used or established by AAA. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. Any arbitration hereunder shall be conducted in Klamath Falls, Oregon, unless otherwise agreed to by the parties.

     D.   Attorneys Fees:

          In the event of any arbitration or litigation concerning any controversy, claim or dispute between the parties hereto, arising out of or relating to this Agreement or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the non-prevailing party reasonable expenses, attorneys' fees and costs incurred in connection therewith or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the arbitrator(s) or court, as the case may be, to have most nearly prevailed, even if such party did not prevail in all matters, not necessarily the one in whose favor a judgment is rendered.


XI.  SECTION 280G BENEFITS ADJUSTMENT

     If all or any portion of the amounts payable to the Employee under this Agreement, either alone or together with other payments which the Employee has the right to receive from the Employer, constitute "excess parachute payments" within the meaning of Section 280G of the Code, that are subject to the excise tax imposed by Section 4999 of the Code (or similar tax and/or assessment), the Employer (and its successor) and the Employee each agree to pay their share of any taxes that may be imposed as a result of payments made pursuant to this Agreement; provided, however, that Employer and Employee shall cooperate with each other and use all reasonable efforts to minimize to the fullest extent possible the amount of excise tax imposed by Section 4999 of the Code. If at a later date it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, final judgment of a court of competent jurisdiction, or otherwise) that the amount of excise taxes payable by the Employee is greater than the amount initially so determined, then the Employee shall pay an amount equal to the sum of such additional excise taxes and any interest, fines and penalties resulting from such underpayment. The determination of the amount of any such excise taxes shall be made by the independent accounting firm employed by the Employer immediately prior to the change in control or such other independent accounting firm or advisor as may be mutually agreeable to Employer and Executive in the exercise of their reasonable good faith judgment.


     In witness whereof, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the first day set forth hereinabove, and that, upon execution, each has received a conforming copy.

     Klamath First Federal Savings and Loan Association



/s/ Rodney N. Murray                                          /s/ Nina G. Drake
Rodney Murray                                                 Witness
Chairman of the Board




/s/ Kermit K. Houser                                          /s/ Nina G. Drake
Kermit K. Houser                                              Witness

                                                                   Exhibit 10(d)
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 19, 2003
                              FOR SAMPLE EXECUTIVE

The Employment Agreements are substantially the same for all Executives except for the following:
                                Salary                  Severence
                            -----------------         --------------
Marshall J. Alexander           $138,000                2.00 times
Ben A.Gay                       $138,000                2.00 times
Frank X. Hernandez              $108,000                1.50 times
Craig M Moore                   $117,000                1.50 times
James E. Essany                 $ 95,000                1.50 times
Walter F. Dodrill               $119,000                1.50 times
Nina G. Drake                   $ 99,000                1.50 times
Jeffrey D. Schlenker            $ 45,000                1.50 times

                                                                   Exhibit 10(d)
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 19, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and (the "Executive").

     WHEREAS, the Association wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, the Executive is willing to serve in the employ of the Association on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.       POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, Executive agrees to serve as Senior Vice President of the Association. During said period, Executive also agrees to serve, if elected, as an officer of the Company or any subsidiary or affiliate of the Company or the Association.

2.       TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Association (the "Board") or its Compensation Committee may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Association will review the Executive's performance evaluation for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Association; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Association, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of {"Executive's Salary} per year ("Base Salary") effective 11/1/2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

     (b) The Association will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Association will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. However, changes in Association-sponsored group insurance plan premiums, deductibles, co-payments and related coverage limits or conditions are excluded from the prior sentence for any such change which is consistently applied to or available to regular salaried Association employees. Without limiting the generality of the foregoing provisions of this Subsection
(b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Association in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Association, in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement, except as provided under Section 5(e).

     (c) In addition to the Base Salary  provided for by  paragraph  (a) of this
Section 3, the Association shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.       PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Association of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; or retirement, as defined in Section 7 hereof; (ii) Executive's resignation from the Association's employ, upon (A) unless consented to by the Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Association, or (D) any breach of this Agreement by the Association. Upon the occurrence of any event described in clauses (A), (B), (C), or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination other than for Cause of for Neglect (as described in Sections 8 and 9 hereof), the Association shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to the Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Association as of the Date of Termination), to the Executive for the term of the Agreement provided, however, that if the Association is not in compliance with its minimum capital requirements or if such payments would cause the Association's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Association is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following the Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of the Executive's Date of Termination), such payments and benefits shall be paid to the Executive in a lump sum within 30 days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination other than for Cause or for Neglect (as described in Sections 8 and 9 hereof), the Association will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Association for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.       CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or the Association. For purposes of this Agreement, a "Change in Control" of the Company or the Association shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Association pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Association representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the board of directors of the Company or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Association's assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Association or the Company has determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination of employment at any time during the term of this Agreement (or voluntary termination following a Change of Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits, or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to ________ times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Association for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Association as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, the Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Association on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Association or the Company on the Executive's behalf to the extent that such benefits are not otherwise paid to the Executive upon a Change in Control.

     (f) IRS Section 280G Issues. If any portion of the amounts payable to the Executive under this Agreement, either alone or together with other payments which the Executive has the right to receive from the Company or Association, constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), that are subject to the excise tax imposed by Section 4999 of the Code (or similar tax and/or assessment), Executive shall be responsible for the payment of such excise tax and Company or Association (and their successor) shall be responsible for any loss of deductibility related thereto; provided, however, that Company or Association and Executive shall cooperate with each other and use all reasonable efforts to minimize to the fullest extent possible the amount of excise tax imposed by Section 4999 of the Code. If, at a later date, it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, final judgment of a court of competent jurisdiction, or otherwise) that the amount of excise taxes payable by the Executive is greater than the amount initially so determined, then the Executive shall pay an amount equal to the sum of such additional excise taxes and any interest, fines and penalties resulting from such underpayment. The determination of the amount of any such excise taxes shall be made by the independent accounting firm employed by the Company or Association immediately prior to the change in control or such other independent accounting firm or advisor as may be mutually agreeable to Company or Association and Executive in the exercise of their reasonable good faith judgment.


6.       TERMINATION FOR DISABILITY.

     (a) If the Executive shall become disabled as defined in the Association's then current disability plan (or, if no such plan is then in effect, if the Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Association may terminate Executive's employment for "Disability."

     (b) Upon the Executive's termination of employment for Disability, the Association will pay Executive, as disability pay, a semi-monthly payment equal to three-quarters (3/4) of Executive's semi-monthly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Association in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Association; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of 65; or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to the Executive under any plan of the Association providing disability benefits to the Executive.

     (c) The Association will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Association for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Association, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Association; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of 65; or
(iv) the Executive's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.       TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination by the Association of Executive based on "Retirement" shall mean retirement at age 65 or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Association or the Company and other plans to which Executive is a party. Upon the death of the Executive during the term of this Agreement, the Association shall pay to Executive's estate the compensation due to the Executive through the last day of the calendar month in which his death occurred.

8.       TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In addition, "Termination for Cause" shall include termination because of the Executive's intentional failure to perform stated duties, such as the refusal of the Executive to comply with the Association's or the Company's instructions, policies or rules or other willful conduct of the Executive which materially adversely reflects on the Association's or the Company 's reputation or operation. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Association or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. The Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Association, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.       TERMINATION FOR NEGLECT.

     The Association and Company, or either of them may terminate Executive's employment under this Agreement at any time for Neglect. For purposes of this Agreement, "Neglect" means the failure of Executive to give due care to stated duties or to comply with instructions or directives of the Board of Directors of the Association or Company or either of them, but where such failure is not determined to be willful or intentional as defined in Section 8. Termination for Neglect includes termination as the result of any continuing or repeated problems with Executive's job performance or conduct after written notice specifying such problem with performance or conduct, and where such continuing and repeated problems were not determined to be willful or intentional, or where the conduct was not deemed to have a material adverse impact on the Association or Company. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated by Neglect unless and until there shall have been sent to Executive a copy of a resolution duly adopted by a majority of the Board of Directors of the Association and Company, or either of them (excluding the Executive in counting the majority if the Executive is then on the board of directors, and after reasonable notice to Executive and an opportunity for Executive to be heard before the board of directors), finding that in the good faith opinion of the board of directors of the Association and Company, or either of them, Executive engaged in conduct justifying termination for Neglect and describing specifically the conduct. Executive shall not have the right to receive any salary or bonus for any period after termination of employment for Neglect. Executive shall retain any vested benefits in defined benefit plans, defined contribution plans, supplemental executive retirement plans, stock option plans, restricted stock plans, or other such benefits, but shall forfeit any rights that have not vested.


10.      REQUIRED PROVISIONS.

     (a) The Association may terminate Executive's employment at any time, but any termination by the Association, other than as described in Section 8 or
Section 9 of this Agreement, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Association's affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and (g)(1)), the Association's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Association may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Association's affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)),
all obligations of the Association under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Association is in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Association): (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Association under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Association or when the Association is determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C.
Section 1828(k) and any regulations promulgated thereunder.

11.      NOTICE.

     (a) Any purported termination by the Association or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

     (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that he shall not have returned to the performance of his duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Association will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

12.      NON-COMPETITION.

     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Association and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Association and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Association and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Association and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Association and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Association and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Association and/or the Company from pursuing any other remedies available to the Association and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Association and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Association. Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Association or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Association. In the event of a breach or threatened breach by the Executive of the provisions of this Section, the Association will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Association or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Association from pursuing any other remedies available to the Association for such breach or threatened breach, including the recovery of damages from Executive.

13.      SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Association. The Company, however, guarantees all payments and the provision of all amounts and benefits due hereunder to Executive and, if such payments are not timely paid or provided by the Association, such amounts and benefits shall be paid or provided by the Company.

14.      EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Association or any predecessor of the Association and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

15.      NO ATTACHMENT.

     (a) Except as required by law, no right to receive payments under this Agreement shall be subject to anticipation, commutation, alienation, sale, assignment, encumbrance, charge, pledge, or hypothecation, or to execution, attachment, levy, or similar process or assignment by operation of law, and any attempt, voluntary or involuntary, to affect any such action shall be null, void, and of no effect. (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Association, the Company and their respective successors and assigns.

16.      MODIFICATION AND WAIVER.

     (a) This Agreement may not be modified or amended except by an instrument in writing signed by the parties hereto.

     (b) No term or condition of this Agreement shall be deemed to have been waived, nor shall there by any estoppel against the enforcement of any provision of this Agreement, except by written instrument of the party charged with such waiver or estoppel. No such written waiver shall be deemed a continuing waiver unless specifically stated therein, and each such waiver shall operate only as to the specific term or condition waived and shall not constitute a waiver of such term or condition for the future as to any act other than that specifically waived.


17.      SEVERABILITY.

     If, for any reason, any provision of this Agreement, or any part of any provision, is held invalid, such invalidity shall not affect any other provision of this Agreement or any part of such provision not held so invalid, and each such other provision and part thereof shall to the full extent consistent with law continue in full force and effect.

18.      HEADINGS FOR REFERENCE ONLY.

     The headings of sections and paragraphs herein are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

19.      GOVERNING LAW.

     This Agreement shall be governed by the laws of the State of Oregon, unless otherwise specified herein; provided, however, that in the event of a conflict between the terms of this Agreement and any applicable federal or state law or regulation, the provisions of such law or regulation shall prevail.

20.      ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Association, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

21.      PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Association, if successful pursuant to a legal judgment, arbitration or settlement.

22.      INDEMNIFICATION.

     The Association shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suite or proceeding in which he may be involved by reason of his having been a director or officer of the Association (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.



23.      SUCCESSOR TO THE ASSOCIATION OR THE COMPANY.

     The Association and the Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Association or the Company, expressly and unconditionally to assume and agree to perform the Association's or the Company's obligations under this Agreement, in the same manner and to the same extent that the Association or the Company would be required to perform if no such succession or assignment had taken place.


     IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by a duly authorized officer or director of the Association and the Company, and Executive has signed this Agreement, all on the 19th day of May, 2003.

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY:                                             BY:
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO




WITNESS:                                        (the "Executive")

                                                                   Exhibit 10(e)

          FIRST AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT

                              FOR SAMPLE EXECUTIVE

The First Amendments to the Amended and Restated Employment Agreements are substantially the same for all Executives except for the following:


                                                        Long
                        Severance       Additional      Term Care   Additional
                        Pay             Severance       Estimate    Compensation
                        -----------     ----------      ----------  ------------
Marshall J. Alexander   $276,000        $5,750          $67,000         --
Ben A.Gay                276,000         5,750           54,500         --
Frank X. Hernandez       162,000         5,750           50,000         --
Craig M Moore            125,000         5,750           33,000     $8,333 per
                                                               month to Dec.2003
James E. Essany          142,500         5,750              --          --
Walter F. Dodrill        148,500         5,750           54,000         --
Nina G. Drake            148,500         5,750           54,000         --
Jeffrey D. Schlenker      67,500         5,750           34,000         --


                                                                   Exhibit 10(e)
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

     This FIRST AMENDMENT TO AMENDED AND RESTATED EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into on July 14, 2003, by and between Klamath Federal Savings and Loan Association ("Association"), Klamath First Bancorp, Inc., ("Company") and the undersigned executive officer of Association and Company (the "Executive").

     WHEREAS, Association, Company and Executive entered into an Amended and Restated Employment Agreement dated May 19, 2003, (the "Employment Agreement");

     WHEREAS, Company has entered into an Agreement and Plan of Merger dated as of July 14, 2003, (the "Merger Agreement") with Sterling Financial Corporation ("Sterling") with respect to a proposed transaction (the "Transaction") whereby Sterling will acquire all of the outstanding shares of Company common stock in a stock merger;

     WHEREAS, Association and Company desire to enter into this Agreement to facilitate the Transaction; and

     WHEREAS, the Executive desires to enter into this Agreement to facilitate the Transaction so as to enable his change in control of benefits to be triggered under the Employment Agreement and his Executive Salary Continuation Agreement, and to enhance the value of shares of common stock of Company owned by the Executive and the value of his stock options to acquire common stock of Company.

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Capitalized terms used herein, to the extent not defined otherwise, shall have the meaning ascribed to them in the Employment Agreement.

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $_______. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

     Section 5(d) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as additional severance the amount of $5,750 (the "Additional Severance Amount") in lieu of any obligation to pay the Executive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan. The Additional Severance Amount shall be paid at the time the Base Severance Amount is paid pursuant to Section 5(c) above. Upon the Executive's termination of service in connection with or following a Change in Control arising from or relating to the Merger Agreement, Sterling Savings Bank, as successor-in-interest to the Association, shall provide the Executive with continued life, medical, dental and disability coverage as is then provided by Sterling Savings Bank to its full-time employees, as the same may be changed from time to time, during the 36 month period next following the Executive's Date of Termination with the cost to be absorbed by the Executive being equal to the lesser of (i) the employee cost of coverage currently being borne by the Executive or (ii) the employee cost of coverage borne by full-time employees of Sterling Savings Bank receiving the same coverage; provided if the cost of coverage to be borne by the Executive is determined under subpart (i), then such cost shall be subject to pro rata adjustment based upon the pro rata adjustment in cost of coverage that is borne by full-time employees of Sterling Savings Bank receiving the same coverage after completion of the merger contemplated by the Merger Agreement."

3.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, his Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $_______) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

4. The Employment Agreement shall be further amended by adding thereto an "Exhibit A to the Employment Agreement" in the form attached hereto as Appendix I.

5. Except as specifically set forth herein, the Employment Agreement shall continue in full force and effect. To the extent that any provision contained in this Agreement is inconsistent with any of the provisions of the Employment Agreement, including but not limited to, Section 5(b) thereof, the provisions contained in this Agreement shall be controlling.

6. In the event the Merger Agreement is terminated, then this Agreement shall have no further force or effect.

7. This Agreement may be executed in counterparts by the parties hereto, each of which when so executed shall be deemed an original and all of which, taken together, shall constitute one and the same agreement.

     The parties have entered this Agreement on July 14, 2003.

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By:
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By:
                                                Craig M Moore
                                                SVP/Chief Auditor

                                                EXECUTIVE:


                                                By:
                                                (the "Executive")

                                                                   Exhibit 10(f)

                     EXECUTIVE SALARY CONTINUATION AGREEMENT

                              FOR SAMPLE EXECUTIVE

The Executive Salary Continuation Agreements are substantially the same for all Executives except for the following:

                        Annuity         Lump
                        For Life        Sum
                        -----------     ----------
Marshall J. Alexander      YES              --
Ben A.Gay                   --             YES
Frank X. Hernandez         YES              --
Craig M Moore              YES              --
James E. Essany             --             YES
Walter F. Dodrill          YES              --
Nina G. Drake              YES              --
Jeffrey D. Schlenker        --             YES

                                                                   Exhibit 10(f)
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and (the "Employee"), an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

                              W I T N E S S E T H:

     WHEREAS, the Employee is an employee of the Employer and, since January 1, 2003 has become eligible to participate in the Executive Salary Continuation Plan represented by this Agreement (the "Plan");

     WHEREAS, the Employer desires to establish a compensation benefits program as a fringe benefit for certain officers of the Employer in order to attract and retain individuals with extensive and valuable experience in the banking industry;

     WHEREAS, the Employee's experience and knowledge of the affairs of the Employer and the banking industry are extensive and valuable;

     WHEREAS, it is deemed to be in the best interests of the Employer to provide the Employee with certain benefits, on the terms and conditions set forth herein, in order to reasonably induce the Employee to remain in the Employer's employment and to compensate the Employee for valuable services heretofore rendered to the Employer; and

     WHEREAS, the Employee and the Employer wish to specify in writing the terms and conditions upon which this additional compensatory incentive will be provided to the Employee, or to the Employee's spouse or the Employee's designated beneficiaries, as the case may be;

     FURTHERMORE, it is the intent of the parties hereto that this Employee Plan be considered an unfunded arrangement maintained primarily to provide supplemental retirement benefits for the Employee, and be considered a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Employee is fully advised of the Employer's financial status and the design and operation of this benefit plan; and

     NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is agreed as follows:

I.       EMPLOYMENT

          Although this Agreement is intended to provide the Employee with an additional incentive to remain in the employ of the Employer, this Agreement shall not be deemed to constitute a contract of employment between the Employee and the Employer nor shall any provision of this Agreement restrict or expand the right of the Employer to terminate the Employee's employment. This Agreement shall have no impact or effect upon any separate written Employment Agreement which the Employee may have with the Employer, it being the parties' intention and agreement that unless this Agreement is specifically referenced in said Employment Agreement (or any modification thereto), this Agreement (and the Employer's obligations hereunder) shall stand separate and apart from, and shall have no effect upon, or be affected by, the terms and provisions of said Employment Agreement.

          Except as otherwise set forth in this Agreement, the term "Employer" shall mean Klamath First Federal Savings and Loan Association; provided, further, that for purposes of this Agreement, the term "Employer" shall mean Klamath First Bancorp, Inc. and its subsidiaries and affiliated entities, including any parent holding company and its subsidiaries.


II.      FRINGE BENEFITS

          The salary continuation benefits provided by this Agreement are granted by the Employer as a fringe benefit to the Employee and are not part of any salary reduction plan or an arrangement deferring a bonus or a salary increase. The Employee has no option to take any current payment or bonus in lieu of these salary continuation benefits except as set forth hereinafter.


III.     retirement date and early retirement date

         A.       Retirement Date:

          The term "Retirement" or "Retires" shall refer to the date which the Employee attains sixty-two ("62") years of age and acknowledges in writing to the Employer to be the last day the Employee will provide any significant personal services, whether as an employee or independent consultant or contractor, to the Employer.

         B.       Early Retirement Date:

               The term "Early Retirement Date" shall mean the Retirement, as defined above, of the Employee on, or after the Employee achieves fifty-five (55) years of age, but has not yet reached sixty-two
               (62) years of age.


IV.      retirement benefit and early retirement benefit

         A.       Retirement Benefit:

               If the Employee shall remain in the continuous employment of the Employer until attaining age sixty-two (62), the Employee shall be entitled to be paid the "Normal Retirement Benefit" specified in Schedule A, payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Employee Retires (or on such later date as may be mutually agreed upon by the Employee and the Employer in advance of said Retirement date) payable until the Employee's death. After commencement of payments, the Normal Retirement Benefit will increase by two percent (2%) per year.

         B.       Early Retirement Benefit:

               The Employee shall have the right to retire on a date which constitutes an Early Retirement Date as defined in Subparagraph III (B) above. In the event the Employee elects to Retire on a date which constitutes an Early Retirement Date, and said early retirement is not pursuant to a Change in Control as defined in paragraph VI below, the Employee shall be entitled to be paid the "Normal Retirement Benefit" specified in Schedule A for the date the Retirement occurs, but reduced by a factor of one-half of one percent (.5%) per month for each month or portion thereof that the Early Retirement occurs prior to the Retirement Date. The benefit shall be payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Early Retirement Date occurs (or on such later date as may be mutually agreed upon by the Employee and the Employer in advance of such Early Retirement
               Date). After commencement of payments, the Early Retirement benefit will increase by two percent (2%) per year.

               Example: If the Early Retirement Date occurs on the Employee's 60th birthday and if the Retirement Date in Section III.A. above is at age 62, the Normal Retirement Benefit specified in Schedule "A" as of the Employee's 60th birthday would be reduced by 12% [.5% x 24 months].


V.       other termination of EMPLOYMENT and DISABILITY

         A.       Payments in the Event Employment Is Terminated Prior to
                  Retirement:

               The Employer reserves the right to terminate the Employee's employment, with or without cause but subject to any written employment agreement which may then exist, at any time prior to the Employee's Retirement. In the event that the employment of the Employee shall be terminated, other than by reason of death, Disability or Retirement, prior to the Employee's attaining sixty-two (62) years of age, then this Agreement shall terminate on the date of such termination of employment; provided, however, that the Employee shall be entitled to the following benefits as may be applicable depending upon the circumstances surrounding the Employee's termination:

              (i) Termination for Other Than Disability, Change in Control or Cause:

               If the Employee's employment is terminated by the Employee or by the Employer for any reason other than Disability, "Change in Control" or "Termination for Cause," the Employee shall be entitled to be paid the "Normal Retirement Benefit" specified in Schedule A as of the date of termination, payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Employee attains sixty-two (62) years of age (or on such later date as may be mutually agreed upon by the Employee and the Employer not less than fifteen (15) days prior to such commencement date) payable until the Employee's death, and shall increase by two percent (2%) per year. Alternatively, upon achieving age fifty-five (55) but before achieving age sixty-two
               (62), the Employee may choose to receive the Early Retirement Benefit with the reductions from the "Normal Retirement Benefit" as of the date of termination, and as described in Section IV.B. of this Agreement. The benefit shall be payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month in which the Early Retirement Date occurs (or on such later date as may be mutually agreed upon by the Employee and the Employer not less than fifteen (15) days prior to such commencement date) payable to the Employee's death, and shall increase by two percent (2%) per year.

                   (ii)    Termination for Cause:

               If the Employee suffers a "Termination for Cause", as defined herein below, the Employee shall forfeit any and all rights and benefits the Employee may have under the terms of this Agreement and shall have no right to be paid any of the amounts which would otherwise be due or paid to the Employee by the Employer pursuant to the terms of this Agreement. The term "Termination for Cause" shall have the definition provided in the Employee's Employment Agreement, as amended from time to time with the Employer. If the Employee has no Employment Agreement with the Employer, "Termination for Cause" shall include termination because of the Employee's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, or willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Employee's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Association or its affiliates. Notwithstanding the foregoing, the Employee shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Employee a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to the Employee and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Employee was guilty of conduct justifying termination for Cause and specifying the reasons thereof.

         B.       Payment in the Event of Disability Prior to Retirement:

               The Employee shall, in connection with acceptance of this Agreement, elect below either the "Lump Sum Payment" or the "Annuity for Life" option in the event the Employee becomes disabled at any time after the Effective Date of this Agreement but prior to Retirement. The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of employees including the Employee. In the absence of such a policy, which extends coverage to the Employee in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of the Employee's duties to the Employer for at least one hundred twenty (120) days.

(i)      Lump Sum Payment.

                    The Employee shall be entitled to be paid the lump sum "Disability Benefit" specified in Schedule A, determined as of the earlier of the date of disability or date the Employee otherwise terminated service with the Employer other than for Cause. The lump sum shall be payable 60 days from the date the Employer has received a written request to commence benefits, along with documentation showing that the Employee has become disabled.

(ii)     Annuity for Life.

                    The Employee shall be entitled to be paid an annuity for the Employee's life. The Employer shall purchase such an annuity from an insurance company with an A. M. Best or Moody's rating of no less than AA and using the amount of "Disability Benefit" specified in Schedule A, determined as of the earlier of the date of disability or the date the Employee otherwise terminated service with the Employer other than for Cause. The Employer shall purchase the annuity within 60 days from the date the Employer has received a written request to commence benefits, along with documentation showing that the Employee has become Disabled. Nevertheless, if the amount of the applicable "Disability Benefit" specified in Schedule A is $50,000.00 or less, the payment shall be as a lump sum to the Employee and not the purchase of an annuity for life.

(iii)    Employee  Election of Disability  Benefit.

                    I elect to receive the following Disability Benefit (Please sign on applicable line):

                           ______________________    Lump Sum Benefit.


                           ______________________    Annuity for Life.



VI.               CHANGE OF CONTROL

         A.       Definition of Change In Control:

                    A "Change in Control" of Klamath First Bancorp, Inc. (the "Company") or Klamath First Federal Savings and Loan Association (the "Association") shall be deemed to occur if and when (a) an offeror other than the Company purchases shares of the common stock of the Company or the Association pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or the Association representing 25% or more of the combined voting power of the Company's or the Association's then outstanding securities, (c) the membership of the board of directors of the Company or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Company or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or the Association's assets, or a plan of partial or complete liquidation.

         B.       Termination by the Employer on Account of or After a Change in
                  Control:

                    In the event the Employee's employment with the Employer is terminated by the Employer in connection with a Change in Control, the Employee shall be immediately vested in the "Normal Retirement Benefit" specified in Schedule A for the date the Employee achieves age sixty-two (62). The Employee shall be entitled to be paid the "Change in Control Benefit" specified in Schedule A, in substantially equal monthly installments on the first day of each month, beginning no sooner than the month following the month in which the Employee attains age fifty-five (55), as requested in writing by the Employee and delivered to the Employer or its successor thirty (30) days prior to the commencement of installment payments; provided, however, that in the event the Employee does not request a commencement date as specified, such installments shall be paid on the first day of each month, beginning with the month following the month in which the Employee attains sixty-two (62) years of age. Upon the commencement of payments, the installments shall be payable until the Employee's death, and shall increase by two percent (2%) per year.

                    A termination shall be deemed to be in connection with a Change in Control if, within two (2) years following the occurrence of a Change in Control: (a) the Employee's employment with the Employer is terminated by the Employer other than a Termination for Cause; or (b) by reason of the Employer's actions any adverse change occurs in the scope of the Employee's position, material responsibilities and duties, salary, benefits or location of employment; or (c) the Employer causes an event to occur which reasonably constitutes or results in a demotion, loss of title, a significant diminution of responsibilities or authority, or a constructive termination (by forcing a resignation or otherwise) of the Employee's employment.


VII.     benefit accounting

                    The Employer shall account for this benefit using the regulatory accounting principles of the Employer's primary federal regulator. The Employer shall establish an accrued liability retirement account for the Employee into which appropriate reserves shall be accrued.


VIII.    restrictions on funding

                    The Employer shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Employee Plan. The Employee, her or his beneficiary (ies), or any successor in interest shall be and remain simply a general creditor of the Employer in the same manner as any other creditor having a general claim for matured and unpaid compensation. The Employer reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Employee Plan or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Employer elect to fund this Employee Plan, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Employer reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Employee be deemed to have any lien, right, title or interest in any specific funding investment or assets of the Employer.

                    If the Employer elects to invest in a life insurance, disability or annuity policy on the life of the Employee, then the Employee shall assist the Employer by freely submitting to a physical exam and supplying such additional information necessary to obtain such insurance or annuities.

                    Notwithstanding anything hereinabove to the contrary, the Employer and the Employee acknowledge and agree that, in the event of a Change in Control and at the written request of the Employee, the Employer shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Employer in its sole discretion deems appropriate and in compliance with applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code") in order to permit the Employer to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Employer to be used exclusively for discharge of the Employer's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Employer's general creditors until paid to the Employee or its beneficiaries in such manner and at such times as specified in this Agreement


IX.      MISCELLANEOUS

         A.       Alienability and Assignment Prohibition:

                    The Employee shall have no power or right to transfer, assign, anticipate, hypothecate, mortgage, commute, modify or otherwise encumber in advance any of the benefits payable hereunder nor shall any of said benefits be subject to seizure for the payment of any debts, judgments, alimony or separate maintenance owed by the Employee nor be transferable by operation of law in the event of bankruptcy, insolvency or otherwise. In the event the Employee attempts assignment, commutation, hypothecation, transfer or disposal of the benefits hereunder, the Employer's liabilities shall forthwith cease and terminate.

         B.       Binding Obligation of the Employer and any Successor in
                  Interest:

                    The Employer shall not merge or consolidate into or with another Employer or sell substantially all of its assets to another Employer, firm or person until such Employer, firm or person expressly agree, in writing, to assume and discharge the duties and obligations of the Employer under this Employee Plan. This Employee Plan shall be binding upon the parties hereto, their successors, beneficiaries, heirs and personal representatives.

         C.       Amendment or Revocation:

                    It is agreed by and between the parties hereto that, during the lifetime of the Employee, this Employee Plan may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Employee and the Employer.

         D.       Gender:

                    Whenever in this Employee Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

         E.       Effect on Other Employer Benefit Plans:

                    Nothing contained in this Employee Plan shall affect the right of the Employee to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Employer's existing or future compensation structure.

         F.       Headings:

                    Headings and subheadings in this Employee Plan are inserted for reference and convenience only and shall not be deemed a part of this Employee Plan.

         G.       Applicable Law:

                    The laws of the State of Oregon shall govern the validity and interpretation of this Agreement.

         H.       Partial Invalidity:

                    If any term, provision, covenant, or condition of this Employee Plan is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Employee Plan shall remain in full force and effect notwithstanding such partial invalidity.

         I.       Not a Contract of Employment:

                    This Agreement shall not be deemed to constitute a contract of employment between the parties hereto, nor shall any provision hereof restrict the right of the Employer to discharge the Employee, or restrict the right of the Employee to terminate employment.

         J.       Notices:

                    Any notice required or permitted of either the Employee or the Employer under this Agreement shall be deemed to have been duly given, if by personal delivery, upon the date received by the party or its authorized representative; if by facsimile, upon transmission to a telephone number previously provided by the party to whom the facsimile is transmitted as reflected in the records of the party transmitting the facsimile and upon reasonable confirmation of such transmission; and if by mail, on the third day after mailing via U.S. first class mail, registered or certified, postage prepaid and return receipt requested, and addressed to the party at the address given below for the receipt of notices, or such changed address as may be requested in writing by a party.

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       (the "Employee")
                                            (the "Employee's" Address)

         K.       Opportunity To Consult With Independent Advisors:

                    The Employee acknowledges that the Employee has been afforded the opportunity to consult with independent
                    advisors  of  his  or  her   choosing   including,   without
                    limitation, accountants or tax advisors and counsel regarding both the benefits granted to the Employee under the terms of this Agreement and the (i) terms and conditions which may affect the Employee's right to these benefits and
                    (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Employee acknowledges and agrees shall be the sole responsibility of the Employee notwithstanding any other term or provision of this Agreement. The Employee further acknowledges and agrees that the Employer shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Employee and further specifically waives any right for the Employee and his or her heirs, beneficiaries, legal representatives, agents, successors, and assigns to claim or assert liability on the part of the Employer related to the matters described above in this subparagraph. The Employee further acknowledges and agrees that the Employee has read, understands and consents to all of the terms and conditions of this Agreement, and that the Employee enters into this Agreement with a full understanding of its terms and conditions.


X.       ADMINISTRATIVE AND CLAIMS PROVISION

         A.       Named Fiduciary and Plan Administrator:

                    The "Named Fiduciary and Plan Administrator" of this Employee Plan shall be Klamath First Bancorp, Inc., until its resignation or removal by the Board. As Named Fiduciary and Plan Administrator, the Employer shall be responsible for the management, control and administration of the Employee Plan. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Employee Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

         B.       Claims Procedure:

                    In the event a dispute arises over benefits under this Employee Plan and benefits are not paid to the Employee and the claimant feels he is entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within forty-five (45) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within forty-five (45) days of receipt of such claim the specific reasons for such denial, reference to the provisions of this Employee Plan upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid forty-five-day period.

                    If claimants desire a second review they shall notify the Named Fiduciary and Plan Administrator in writing within forty-five (45) days of the first claim denial. Claimants may review this Employee Plan or any documents relating thereto and submit any written issues and comments it may feel appropriate. In their sole discretion, the Named Fiduciary and Plan Administrator shall then review the second claim and provide a written decision within forty-five (45) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of the Plan Agreement upon which the decision is based.

C.       Arbitration:

                    All claims, disputes and other matters in question arising out of or relating to this Agreement or the breach or interpretation thereof, other than those matters which are to be determined by the Employer in its sole and absolute discretion, shall be resolved by binding arbitration before a representative member, selected by the mutual agreement of the parties, of the Judicial Arbitration and Mediation Services, Inc. ("JAMS"). In the event JAMS is unable or unwilling to conduct the arbitration provided for under the terms of this Paragraph, or has discontinued its business, the parties agree that a representative member, selected by the mutual agreement of the parties, of the American Arbitration Association ("AAA"), shall conduct the binding arbitration referred to in this Paragraph. Notice of the demand for arbitration shall be filed in writing with the other party to this Agreement and with JAMS (or AAA, if necessary). In no event shall the demand for arbitration be made after the date when institution of legal or equitable proceedings based on such claim, dispute or other matter in question would be barred by the applicable statute of limitations. The arbitration shall be subject to such rules of procedure used or established by JAMS, or if there are none, the rules of procedure used or established by AAA. Any award rendered by JAMS or AAA shall be final and binding upon the parties, and as applicable, their respective heirs, beneficiaries, legal representatives, agents, successors and assigns, and may be entered in any court having jurisdiction thereof. Any arbitration hereunder shall be conducted in Klamath Falls, Oregon, unless otherwise agreed to by the parties.

         D.       Attorneys Fees:

                    In the event of any arbitration or litigation concerning any controversy, claim or dispute between the parties hereto, arising out of or relating to this Agreement or the breach hereof, or the interpretation hereof, the prevailing party shall be entitled to recover from the non-prevailing party reasonable expenses, attorneys' fees and costs incurred in connection therewith or in the enforcement or collection of any judgment or award rendered therein. The "prevailing party" means the party determined by the arbitrator(s) or court, as the case may be, to have most nearly prevailed, even if such party did not prevail in all matters, not necessarily the one in whose favor a judgment is rendered.


XI.      SECTION 280G BENEFITS ADJUSTMENT

                    If all or any portion of the amounts payable to the Employee under this Agreement, either alone or together with other payments which the Employee has the right to receive from the Employer, constitute "excess parachute payments" within the meaning of Section 280G of the Code, that are subject to the excise tax imposed by Section 4999 of the Code (or similar tax and/or assessment), the Employer (and its successor) and the Employee each agree to pay their share of any taxes that may be imposed as a result of payments made pursuant to this Agreement; provided, however, that Employer and Employee shall cooperate with each other and use all reasonable efforts to minimize to the fullest extent possible the amount of excise tax imposed by Section 4999 of the Code. If at a later date it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, final judgment of a court of competent jurisdiction, or otherwise) that the amount of excise taxes payable by the Employee is greater than the amount initially so determined, then the Employee shall pay an amount equal to the sum of such additional excise taxes and any interest, fines and penalties resulting from such underpayment. The determination of the amount of any such excise taxes shall be made by the independent accounting firm employed by the Employer immediately prior to the change in control or such other independent accounting firm or advisor as may be mutually agreeable to Employer and Executive in the exercise of their reasonable good faith judgment.


     In witness whereof, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the first day set forth hereinabove, and that, upon execution, each has received a conforming copy.

  Klamath First Federal Savings and Loan Association



/s/                                                           /s/
Kermit K. Houser                                              Witness
President and CEO




/s/                                                           /s/
(the "Employee")                                              Witness

                                                                  Exhibit 10(g)

                               FIRST AMENDMENT TO
                     EXECUTIVE SALARY CONTINUATION AGREEMENT

                              FOR SAMPLE EXECUTIVE

The First Amendments to the Executive Salary Continuation Agreements are substantially the same for all Executives except for the following:

                        December 31, 2003
                             Amount
                        -----------------
Frank X. Hernandez         $548,847
Craig M Moore               606,309
James E. Essany             525,293
Walter F. Dodrill           582,214
Nina G. Drake               473,327
Jeffrey D. Schlenker        511,577

                                                                   Exhibit 10(g)
           FIRST AMENDMENT TO executive salary continuation AGREEMENT

     This FIRST AMENDMENT TO EXECUTIVE SALARY CONTINUATION AGREEMENT (this "Agreement") is made and entered into on July 14, 2003, by and between Klamath Federal Savings and Loan Association ("Employer") and the undersigned executive officer of Employer ("Employee").

     WHEREAS,   Employer   and  Employee   entered  into  an  Executive   Salary
Continuation Agreement (the "SCA") effective January 1, 2003;

     WHEREAS, Klamath First Bancorp, Inc. ("Company"), the parent company of Employer, has entered into an Agreement and Plan of Merger dated as of July 14, 2003, (the "Merger Agreement") with Sterling Financial Corporation ("Sterling") with respect to a proposed transaction (the "Transaction") whereby Sterling will acquire all of the outstanding shares of Company common stock in a stock merger;

     WHEREAS, Employer desire to enter into this Agreement to facilitate the Transaction; and

     WHEREAS, Employee desires to enter into this Agreement to facilitate the Transaction so as to enable Employee (a) to receive a cash-out of his benefits under the SCA as provided herein, (b) to receive change in control benefits under his employment agreement and (c) to enhance the value of shares of common stock of Company owned by Employee and the value of his stock options to acquire common stock of Company.

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof through December 31, 2003 the amount of $__________ less all tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

2. Upon payment of the Cash-Out Amount to Employee by Employer as provided in paragraph 1 above, Employee does hereby release and forever discharge Employer, its affiliates, and their respective assigns, directors, officers, employees and agents from any and all claims, demands, causes of action and rights that Employee has or might have under the SCA of any kind or character whatsoever, whether known or unknown.

3. In the event the Merger Agreement is terminated, then this Agreement shall have no further force or effect.

4. This Agreement may be executed in counterparts by the parties hereto, each of which when so executed shall be deemed an original and both of which, taken together, shall constitute one and the same agreement.

     The parties have executed this Agreement on the day and year first above written.

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION

                                        By:   /s/ Kermit K. Houser
                                               Kermit K. Houser
                                               President/CEO


                                     EMPLOYEE:


                                        By:
                                              ("Employee")

                                                                   Exhibit 10(h)
                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and "Director", a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

                                   WITNESSETH:

     WHEREAS, it is the consensus of the Board of Directors (hereinafter referred to as the "Board") that the Director's services to the Bank in the past have been of exceptional merit and have constituted an invaluable contribution to the general welfare of the Bank and in bringing it to its present status of operating efficiency, and its present position in its field of activity;

     WHEREAS, the Director's experience, knowledge of the affairs of the Bank, reputation, and contacts in the industry are so valuable that assurance of the Director's continued services is essential for the future growth and profits of the Bank and it is in the best interests of the Bank to arrange terms of continued service for the Director so as to reasonably assure the Director's remaining in the Bank's service during the Director's lifetime or until the age of retirement;

     WHEREAS, it is the desire of the Bank that the Director's services be retained as herein provided;

     WHEREAS, the Director is willing to continue to serve the Bank provided the Bank agrees to pay the Director or the Director's surviving spouse, certain benefits in accordance with the terms and conditions hereinafter set forth;

     ACCORDINGLY, it is the desire of the Bank and the Director to enter into this Agreement under which the Bank will agree to make certain payments to the Director at retirement or the Director's surviving spouse in the event of the Director's death pursuant to this Agreement;

     FURTHERMORE, it is the intent of the parties hereto that this Director Plan be considered an unfunded arrangement maintained primarily to provide supplemental retirement benefits for the Director, and to be considered a non-qualified benefit plan for purposes of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"). The Director is fully advised of the Bank's financial status and has had substantial input in the design and operation of this benefit plan; and

     NOW, THEREFORE, in consideration of services performed in the past and to be performed in the future as well as of the mutual promises and covenants herein contained it is agreed as follows:

I.   SERVICE

     The Director will continue to serve the Bank in such capacity and with such duties and responsibilities as may be assigned, and with such compensation as may be determined from time to time by the Board of Directors of the Bank.

II.  FRINGE BENEFITS

     The fee continuation benefits provided by this Agreement are granted by the Bank as a fringe benefit to the Director and are not part of any fee reduction plan or an arrangement deferring a bonus or a fee increase. The Director has no option to take any current payment or bonus in lieu of these fee continuation benefits except as set forth hereinafter.

III. retirement date AND NORMAL RETIREMENT AGE

     A. Retirement Date: If the Director continuously serves the Bank, the Director shall be eligible to retire from active service with the Bank upon the attainment of age fifty-five (55) and receive the benefits described below, unless by action of the Board of Directors this period of active service shall be shortened or extended.

     B. Normal Retirement Age: Normal Retirement Age shall mean the date on which the Director Retires from service as a member of the Board of Directors after attaining age sixty-eight (68).

     C. Normal Retirement Age Following a Change in Control: The term "Normal Retirement Age Following a Change in Control" shall mean the date on which the Director Retires from service as a member of the Board of Directors after attaining age sixty-five (65).

     D. Early Retirement Date: The term "Early Retirement Date" shall mean the Retirement of the Director from active service with the Bank at the beginning of any month after the Director achieves age 55, but before attaining age sixty-eight (68), [sixty-five (65) following a Change in Control].

IV.  DIRECTOR BENEFITS - normal retirement age

     A.   Director  Emeritus  Benefits:  Upon the  attainment of age  sixty-five
          (65), the Director shall be entitled to serve the Bank as a Director Emeritus in accordance with the procedures and policies established by the Board of Directors of the Bank applicable to service as a Director Emeritus. If the Director elects to serve as a Director Emeritus, the Director shall be paid two thousand eight hundred thirty four dollars ($2,834) per month for a period of thirty-six (36) months, commencing with the Retirement Date and continuing until the earlier of the third anniversary thereof, or the death of the Director. Monthly payments will be increased by two percent at the end of each calendar year. If the Director declines or is unable to serve as Director Emeritus, the Director shall forfeit any entitlement to the Director Emeritus Benefits.

     B.   Director Retirement  Benefits:  After the expiration of the thirty-six
          (36) month period described above in Paragraph IV A., the Bank shall pay to the Director Retirement Benefit Payments equal to three thousand seven dollars per month ($3,007) until the death of the Director. Monthly payments shall increase by two percent at the end of each calendar year.

V.   DIRECTOR BENEFITS - EARLY RETIREMENT AGE

     The Director shall have the right to retire on a date which constitutes an Early Retirement Date as defined previously in Subparagraph III. D. In the event the Director elects Early Retirement, the Director shall be entitled to be paid Director Retirement Benefits equal to the "Early Retirement Benefit" applicable for the calendar year in which the Director retires as specified in Schedule "A". The benefit shall be payable in substantially equal monthly installments on the first day of each month, beginning with the month following the month the Director Retires (or on such later date as may be mutually agreed upon by the Director and the Bank in advance of such Early Retirement), payable until the Director's death.

VI.  DIRECTOR DEATH BENEFITS - NORMAL RETIREMENT AGE

     In the event the Director Retires on or after the Normal Retirement Age and dies before receiving a total of thirty-six (36) monthly Director Emeritus Benefits and twenty-four (24) monthly Director Retirement Benefits, the Bank shall continue such monthly payments until the full number of sixty
     (60) monthly payments have been made, or until the death of the Director's surviving spouse, whichever occurs earlier. Said payments due hereunder shall begin the first day of the month following the decease of the Director.

VII. DIRECTOR DEATH BENEFITS - EARLY RETIREMENT AGE

     In the event the Director Retires on a date that constitutes Early Retirement and dies before receiving a total of sixty (60) monthly Director Retirement Benefits, the Bank shall continue such monthly payments until the full number of sixty (60) monthly payments have been made, or until the death of the Director's surviving spouse, whichever occurs earlier. Said payments due hereunder shall begin the first day of the month following the decease of the Director.

VIII. benefit accounting

     The Bank shall account for this benefit using the regulatory accounting principles of the Bank's primary federal regulator. The Bank shall establish an accrued liability retirement account for the Director into which appropriate reserves shall be accrued.

IX.  vesting

     Director's interest in the benefits that are the subject of this Agreement shall be subject to a vesting schedule described in Schedule A.

X.   other termination of SERVICE

     A. Voluntary Resignation or failure to be re-elected: In the event that the service of the Director shall terminate by the Director's voluntary action, or by the Director's failure to be re-elected to the Board without cause, prior to the Retirement Date described in III. A. above, then this Agreement shall terminate upon the date of such termination of service and the Bank shall pay to the Director a monthly amount equal to one-twelfth (1/12) times the "Director Retirement Benefit" as described in Schedule A and earned as of the date of termination. Such benefits shall be payable commencing on the first of the month after the Director reaches age 68 and continue until the death of the Director. Monthly payments shall increase by two percent at the end of each calendar year.

          In the event the Director's death should occur after such severance but prior to the completion of the monthly payments provided for in this Paragraph IX, the Bank shall continue such monthly payments until a total of sixty (60) monthly payments have been made, or until the death of the Director's surviving spouse, whichever occurs earlier. Said payments due hereunder shall begin the first day of the month following the decease of the Director.

     B. Removal for Cause: "Removal for Cause" shall include the removal of the Director because of the Director's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. Notwithstanding the foregoing, Director shall not be deemed to have been removed for Cause unless and until there shall have been delivered to the Director a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the remaining members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Director and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, the Director was guilty of conduct justifying removal for Cause and specifying the reasons thereof. The Director shall not have the right to receive compensation or other benefits for any period after the removal for Cause. All rights under this Agreement shall be forfeited, whether or not vested. Any stock options granted to the Director under any stock option plan or any unvested awards granted under any other stock benefit plan of the Bank, or any subsidiary or affiliate thereof, shall become null and void effective upon Director's receipt of Notice of Removal for Cause pursuant to paragraph IX(ii) hereof, and shall not be exercisable by the Director at any time subsequent to such Removal for Cause.

     C. Payments in the Event of Disability Prior to Retirement. In the event the Director becomes Disabled at any time after the Effective Date of this Agreement but prior to Retirement, the Director shall be entitled to be paid as a lump sum the "Disability Benefit" specified in Schedule "A" as of the date of the disability. The lump sum shall be payable 60 days from the date the Employer has received a written request to commence benefits, along with documentation showing that the Employee has become Disabled. Once the lump sum payment has been made, this Agreement is terminated, and the Bank has no further obligation to the Director or the Director's surviving spouse under this plan.

          The term "Disability" or "Disabled" shall have the same meaning given such terms in any policy of disability insurance maintained by the Employer for the benefit of its employees including the Director. In the absence of such a policy which extends coverage to the Director in the event of disability, the terms shall mean bodily injury or disease (mental or physical) which wholly and continuously prevents the performance of the Employee's duties to the Employer for at least one hundred twenty (120) days.

XI.  CHANGE OF CONTROL

          A "Change in Control" of the Bank or of Klamath First Federal Savings and Loan Association (the "Association") shall be deemed to occur if and when (a) an offer or other than the Bank purchases shares of the common stock of the Bank or the Association pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Bank or the Association representing 25% or more of the combined voting power of the Bank's then outstanding securities,
          (c) the membership of the board of directors of the Bank or the Association changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of the Bank or the Association approve a merger, consolidation, sale or disposition of all or substantially all of the Bank's or the Association's assets, or a plan of partial or complete liquidation. For the purposes of this Agreement, transfers made on account of deaths or gifts, transfers between family members or transfers to a qualified retirement plan maintained by the Bank or the Association, shall not be considered in determining whether there has been a change in control.

          Upon a Change of Control, if the Director subsequently suffers a Termination of Service (voluntary or involuntary), except for cause, then the Director shall be paid Director Retirement Benefits of two thousand eight hundred thirty four ($2,834) per month, commencing with the Retirement Date specified in paragraph III. C. above and continuing until the death of the Director. Alternatively, the Director may elect to receive the "Early Retirement Benefit: After Change in Control" as specified in the Schedule A, as of the date selected for early retirement. However, if the Director dies before sixty monthly payments have been made, the Bank shall continue such monthly payments until a total of sixty (60) monthly payments have been made, or until the death of the Director's surviving spouse, whichever occurs earlier. Monthly payments will be increased by two percent at the end of each calendar year. Director Emeritus Benefits provided for in paragraph VI above shall not be paid if the Director receives benefits pursuant to termination following a Change in Control.

XII. restrictions on funding

          The Bank shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Director Plan. The Directors or their surviving spouse shall be and remain simply a general creditor of the Bank in the same manner as any other creditor having a general claim for matured and unpaid compensation.

          The Bank reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Director Plan or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Bank elect to fund this Director Plan, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Bank reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Director be deemed to have any lien or right, title or interest in or to any specific funding investment or assets of the Bank.

XIII. MISCELLANEOUS

          A. Status as an Unsecured General Creditor: Notwithstanding anything contained herein to the contrary: (i) neither the Director, nor the Director's spouse shall have any legal or equitable rights, interests, or claims in or to any specific property or assets of the Bank as a result of this Agreement; (ii) none of the Bank's assets shall be held in or under any trust for the benefit of the Director or the Director's spouse or held in any way as security for the fulfillment of the obligations of the Bank under this Agreement; (iii) all of the Bank's assets shall be and remain the general unpledged and unrestricted assets of the Bank; (iv) the Bank's obligation under this Agreement shall be that of an unfunded and unsecured promise by the Bank to pay money in the future; and (v) the Director and the Director's spouse shall be unsecured general creditors with respect to any benefits which may be payable under the terms of this Agreement.

               Notwithstanding the above, the Director and the Bank acknowledge and agree that, in the event of a Change in Control and at the written request of the Director, the Bank shall establish, not later than the effective date of the Change in Control, a Rabbi Trust or multiple Rabbi Trusts (the "Trust" or "Trusts") upon such terms and conditions as the Bank in its sole discretion deems appropriate and in compliance with applicable provisions of the Code in order to permit the Bank to make contributions and/or transfer assets to the Trust or Trusts to discharge its obligations pursuant to this Agreement. The principal of the Trust or Trusts and any earnings thereon shall be held separate and apart from other funds of the Bank to be used exclusively for discharge of the Bank's obligations pursuant to this Agreement and shall continue to be subject to the claims of the Bank's general creditors until paid to the Director or his beneficiaries in such manner and at such times as specified in this Agreement.

          B. Binding Obligation of the Bank and any Successor in Interest: The Bank shall not merge or consolidate into or with another bank or sell substantially all of its assets to another bank, firm or person until such bank, firm or person expressly agree, in writing, to assume and discharge the duties and obligations of the Bank under this Director Plan. This Director Plan shall be binding upon the parties hereto, their successors, beneficiaries, heirs and personal representatives.

          C. Amendment or Revocation: It is agreed by and between the parties hereto that, during the lifetime of the Director, this Director Plan may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Director and the Bank.

          D. Gender: Whenever in this Director Plan words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.

          E. Effect on Other Bank Benefit Plans: Nothing contained in this Director Plan shall affect the right of the Director to participate in or be covered by any qualified or non-qualified pension, profit-sharing, group, bonus or other supplemental compensation or fringe benefit plan constituting a part of the Bank's existing or future compensation structure. However, in connection with the establishment of this Director Plan, the Director is waiving any rights under the Klamath First Federal Savings and Loan Association Director Emeritus Plan dated August 20, 1996, which waiver is further documented in Schedule B.

          F. Headings: Headings and subheadings in this Director Plan are inserted for reference and convenience only and shall not be deemed a part of this Director Plan.

          G. Applicable Law: The validity and interpretation of this Agreement shall be governed by the laws of the State of Oregon.

          H. 12 U.S.C. Sec. 1828(k): Any payments made to the Director pursuant to this Director Plan, or otherwise, are subject to and conditioned upon their compliance with 12 U.S.C. Sec. 1828(k) or any regulations promulgated thereunder.

          I. Partial Invalidity: If any term, provision, covenant, or condition of this Director Plan is determined by an arbitrator or a court, as the case may be, to be invalid, void, or unenforceable, such determination shall not render any other term, provision, covenant, or condition invalid, void, or unenforceable, and the Director Plan shall remain in full force and effect notwithstanding such partial invalidity.

          J. Continuation as Director: Neither this Agreement nor the payments of any benefits hereunder shall be construed as giving to the Director any right to be retained as a member of the Board of Directors of the Bank.

XIV. ERISA PROVISION

          A. Named Fiduciary and Plan Administrator: The "Named Fiduciary and Plan Administrator" of this Director Plan shall be Klamath First Bancorp, Inc., until its resignation or removal by the Board. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control and administration of the Director Plan. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Director Plan including the employment of advisors and the delegation of ministerial duties to qualified individuals.

          B. Claims Procedure and Arbitration: In the event a dispute arises over benefits under this Director Plan and benefits are not paid to the Director (or to the Director's surviving spouse in the case of the Director's death) and such claimants feel they are entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within sixty (60) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, it shall provide in writing within sixty (60) days of receipt of such claim its specific reasons for such denial, reference to the provisions of this Director Plan upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid sixty-day period. If claimants desire a second review they shall notify the Named Fiduciary and Plan Administrator in writing within sixty (60) days of the first claim denial. Claimants may review this Director Plan or any documents relating thereto and submit any written issues and comments it may feel appropriate. In their sole discretion, the Named Fiduciary and Plan Administrator shall then review the second claim and provide a written decision within sixty (60) days of receipt of such claim. This decision shall likewise state the specific reasons for the decision and shall include reference to specific provisions of the Plan Agreement upon which the decision is based.

               If claimants continue to dispute the benefit denial based upon completed performance of this Director Plan or the meaning and effect of the terms and conditions thereof, then claimants may submit the dispute to an arbitrator for final arbitration. The arbitrator shall be selected by mutual agreement of the Bank and the claimants. The arbitrator shall operate under any generally recognized set of arbitration rules. The parties hereto agree that they and their heirs, personal representatives, successors and assigns shall be bound by the decision of such arbitrator with respect to any controversy properly submitted to it for determination.

               Where a dispute arises as to the Bank's discharge of the Director "for cause," such dispute shall likewise be submitted to arbitration as above described and the parties hereto agree to be bound by the decision thereunder.

          In witness whereof, the parties hereto acknowledge that each has carefully read this Agreement and executed the original thereof on the first day set forth hereinabove, and that, upon execution, each has received a conforming copy.

                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/                                 By: /s/
Witness                                 Rodney N. Murray, Chairman of Board

/s/                                     /s/
Witness                                 "Director"

                                   SCHEDULE B

                          WAIVER OF PRIOR PLAN BENEFITS


          In consideration for the benefits made available to the Director by this Agreement, the Director and agrees as follows:

               (a) The Director is party to that certain Agreement made with the Bank entitled the Klamath First Federal Savings and Loan Association Director Emeritus Plan dated August 20, 1996 (the "Prior Plan Agreement");

               (b) This Agreement and the benefits hereunder are provided as a substitute for the Prior Plan Agreement and the benefits provided thereunder;

               (c) The Prior Plan Agreement and the benefits thereunder are hereby terminated effective as of the date of this Agreement;

               (d) The Director hereby waives and relinquishes for himself or herself, and his or her heirs, beneficiaries, legal representatives, agents, successors and assigns, any and all right, entitlement and interest that the Director has or may have pursuant to the Prior Plan Agreement and the benefits thereunder;

               (e) The Director accepts the Director Benefits afforded by this Agreement in full and complete substitution for the benefits otherwise provided by the Prior Plan Agreement; and the Director acknowledges he
          (i) has had an opportunity to consult with advisors of the Director's own choice in determining to enter into this Agreement and this Waiver, (ii) understands that the effect of this Waiver is to terminate, waive and relinquish forever all rights, entitlements and interests that the Director has or may have under the Prior Plan Agreement and the benefits thereunder as a condition to receiving the benefits under this Agreement; and (iii) the Director is entering into this Agreement and this Waiver voluntarily and with full appreciation of the effect of doing so.

          Dated:  5/21/03                     /s/
                                              "Director"

          I consent to and agree to be bound by the foregoing Waiver:


/s/                                                         /s/
Director's Spouse                                           Witness

                                  Exhibit 31.1
                                  Certification

I, Kermit K. Houser, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Klamath First Bancorp, Inc.


     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 14, 2003
                                           /s/ Kermit K. Houser
                                           _________________________________
                                           President and Chief Executive Officer

                                  Exhibit 31.2
                                  Certification

I, Marshall J. Alexander, certify that:


     1. I have reviewed this quarterly report on Form 10-Q of Klamath First Bancorp, Inc.


     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;


     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;


     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:


          (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


          (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):


          (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and


          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  August 14, 2003
                                               /s/ Marshall J. Alexander
                                               _________________________________
                                               Executive Vice President and
                                               Chief Financial Officer

                                   Exhibit 32
      CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                         OF KLAMATH FIRST BANCORP, INC.
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Klamath First Bancorp, Inc. (the "Company") on Form 10-Q for the period ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          1. the report fully complies with the requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, and

          2. the information contained in the report fairly presents, in all material respects, the company's financial condition and results of operations.



_/s/ Kermit K. Houser_________________         _/s/ Marshall J. Alexander_______
Kermit K. Houser                               Marshall J. Alexander
Chief Executive Officer                        Chief Financial Officer

Dated: August 14, 2003


A signed original of this written statement required by Section 906 has been provided to Klamath First Bancorp, Inc. and will be retained by Klamath First Bancorp, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.