Form 10-Q/A
period 2003-06-30
KLAMATH FIRST BANCORP INC
filed 2003-08-15
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                               (Amendment No. 1)

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

                          KLAMATH FIRST BANCORP, INC.
                        QUARTERLY REPORT ON FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                EXPANATORY NOTE


The purpose of this Form 10-Q/A ("Form 10-Q/A") is to amend Part II - Other Information, Item 6 Exhibits and Reports on Form 8-K Exhibits a) 10(a) through Exhibits 10(h) of the Quarterly Report on Form 10-Q of Klamath First Bancorp, Inc. for the quarterly period ended June 30, 2003, to include copies of all the participants employment agreements, salary continuation agreements, and director fee continuation agreements finalized and executed during the quarter.

                          KLAMATH FIRST BANCORP, INC.

                               TABLE OF CONTENTS





                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number    Description
---------------   -----------

Exhibit 10(a).1   Employment Agreement for Kermit K. Houser
Exhibit 10(a).2   First amendment to employment agreement
                  for Kermit K. Houser
Exhibit 10(a).3   Salary continuation agreement for Kermit K. Houser

Exhibit 10(b).1   Employment Agreement for Marshall J. Alexander
Exhibit 10(b).2   First amendment to employment agreement
                  for Marshall J. Alexander
Exhibit 10(b).3   Salary continuation agreement for Marshall J. Alexander

Exhibit 10(c).1   Employment Agreement for Ben A. Gay
Exhibit 10(c).2   First amendment to employment agreement for Ben A. Gay
Exhibit 10(c).3   Salary continuation agreement for Ben A. Gay

Exhibit 10(d).1   Employment Agreement for Frank X. Hernandez
Exhibit 10(d).2   First amendment to employment agreement
                  for Frank X. Hernandez
Exhibit 10(d).3   Salary continuation agreement for Frank X. Hernandez
Exhibit 10(d).4 First amendment to salary continuation agreement for Frank X. Hernandez

Exhibit 10(e).1   Employment Agreement for Craig M Moore
Exhibit 10(e).2   First amendment to employment agreement
                  for Craig M Moore
Exhibit 10(e).3   Salary continuation agreement for Craig M Moore
Exhibit 10(e).4 First amendment to salary continuation agreement for Craig M Moore

Exhibit 10(f).1   Employment Agreement for James E. Essany
Exhibit 10(f).2   First amendment to employment agreement
                  for James E. Essany
Exhibit 10(f).3   Salary continuation agreement for James E. Essany
Exhibit 10(f).4 First amendment to salary continuation agreement for James E. Essany

Exhibit 10(g).1   Employment Agreement for Walter F. Dodrill
Exhibit 10(g).2   First amendment to employment agreement
                  for Walter F. Dodrill
Exhibit 10(g).3   Salary continuation agreement for Walter F. Dodrill
Exhibit 10(g).4 First amendment to salary continuation agreement for Walter F. Dodrill

Exhibit 10(h).1   Employment Agreement for Nina G. Drake
Exhibit 10(h).2   First amendment to employment agreement
                  for Nina G. Drake
Exhibit 10(h).3   Salary continuation agreement for Nina G. Drake
Exhibit 10(h).4 First amendment to salary continuation agreement for Nina G. Drake

Exhibit 10(i).1   Employment Agreement for Jeffrey D. Schlenker
Exhibit 10(i).2   First amendment to employment agreement
                  for Jeffrey D. Schlenker
Exhibit 10(i).3   Salary continuation agreement for Jeffrey D. Schlenker
Exhibit 10(i).4 First amendment to salary continuation agreement for Jeffrey D. Schlenker

Exhibit 10(j).1   Director fee continuation agreement
                  for Rodney N. Murray
Exhibit 10(j).2   Director fee continuation agreement
                  for Bernard Z Agrons
Exhibit 10(j).3   Director fee continuation agreement
                  for Timothy A. Bailey
Exhibit 10(j).4   Director fee continuation agreement
                  for James D. Bocchi
Exhibit 10(j).5   Director fee continuation agreement
                  for Donald N. Bauhofer
Exhibit 10(j).6   Director fee continuation agreement
                  for William C. Dalton
Exhibit 10(j).7   Director fee continuation agreement
                  for Dianne E. Spires

Exhibit 31        Section 302 Certification *
Exhibit 32        Section 906 Certification *

Signatures


*    Previously filed on August 14, 2003

                                                                 Exhibit 10(a).1
                              EMPLOYMENT AGREEMENT
                         Amended and Restated May 9, 2003

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

KLAMATH FIRST BANCORP, INC.             KLAMATH FIRST FEDERAL SAVINGS
                                        AND LOAN ASSOCIATION


BY:  /s/ Rodney N. Murray                BY:  /s/ Rodney N. Murray
     Rodney N. Murray, Chairman          Rodney N. Murray, Chairman



     /s/ Nina G. Drake                   /s/ Kermit K. Houser
WITNESS:                                 Kermit K. Houser

                                                                 Exhibit 10(a).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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


                               By:   /s/ Craig M Moore
                               Craig M Moore SVP/Chief Auditor


                               By:   /s/ Marshall J. Alexander
                               Marshall J. Alexander EVP/CFO
                               KLAMATH FIRST BANCORP, INC.


                               By:   /s/ Craig M Moore
                               Craig M Moore SVP/Chief Auditor
                               EXECUTIVE:


                               By:   /s/ Kermit K. Houser
                               Kermit K. Houser President/CEO

                                                                 Exhibit 10(a).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


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

     Klamath First Federal Savings and Loan Association



/s/ Rodney N. Murray                                          /s/ Nina G. Drake
Rodney Murray                                                 Witness
Chairman of the Board




/s/ Kermit K. Houser                                          /s/ Nina G. Drake
Kermit K. Houser                                              Witness

                                   SCHEDULE A
                           EXECUTIVE BENEFIT SCHEDULE
                                  KERMIT HOUSER

                           DATE OF BIRTH: JULY 9, 1943
                           HIRED ON: NOVEMBER 15, 2000

                              NORMAL            CHANGE IN                              DEATH BENEFIT:            DEATH BENEFIT:
      VESTING               RETIREMENT           CONTROL           DISABILITY             DEATH WHILE                  AFTER
      DATE (1)             BENEFIT (2)         BENEFIT (3)         BENEFIT (4)            EMPLOYED (5)          TERMINATION (6)
  January 1, 2003              $29,390            $113,150                 $0              $1,616,430                  $293,896
  January 1, 2004              $58,779            $122,849           $250,056              $1,616,430                  $587,793
  January 1, 2005              $88,169            $132,546           $530,957              $1,616,430                  $881,689
  January 1, 2006             $117,559            $142,246           $845,558              $1,616,430                $1,175,585
  January 1, 2007             $146,948            $151,944         $1,196,947              $1,616,430                $1,469,482
  January 1, 2008             $161,642            $161,642         $1,588,465              $1,616,430                $1,616,420
   and thereafter             $161,642            $161,642                 na            see #5 below              see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-five (65). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.



/s/ Kermit K. Houser  5/9/03   /s/ Rodney N. Murray                       5/9/03
Kermit K. Houser      Date     Rodney N. Murray, Chairman of Board        Date

                                                                 Exhibit 10(b).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 23, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and Marshall J. Alexander (the "Executive").

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

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.       POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, Executive agrees to serve as Executive Vice President of the Association. During said period, Executive also agrees to serve, if elected, as an officer of the Company or any subsidiary or affiliate of the Company or the Association.

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

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $138,000 per year ("Base Salary") effective 11/1/2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.00 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY: /s/ Kermit K. Houser                    BY: /s/ Kermit K. Houser
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO



/s/ Nina G. Drake                               /s/ Marshall J. Alexander
WITNESS:                                        Marshall J. Alexander EVP/CFO

                                                                 Exhibit 10(b).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $276,000. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

3.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, his Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $67,000) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By: /s/ Kermit K. Houser
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By: /s/ Craig M Moore
                                                Craig M Moore
                                                SVP/Chief Auditor

                                                EXECUTIVE:


                                                By: /s/ Marshall J. Alexander
                                                Marshall J. Alexander EVP/CFO

                                                                 Exhibit 10(b).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Marshall J. Alexander, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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


                           /s/ Marshall J. Alexander Annuity for Life.



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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Marshall J. Alexander
                                            P.O. Box 1925
                                            Klamath Falls, OR 97601

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                                 /s/ Nina G. Drake
Kermit K. Houser                                     Witness
President and CEO




/s/ Marshall J. Alexander                           /s/ Nina G. Drake
Marshall J. Alexander EVP/CFO                       Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE

                               MARSHALL ALEXANDER
                         DATE OF BIRTH: January 20, 1951
                           HIRED ON: December 15, 1986

                          NORMAL           CHANGE IN                            DEATH BENEFIT:       DEATH BENEFIT:
      VESTING           RETIREMENT          CONTROL          DISABILITY          DEATH WHILE              AFTER
      DATE (1)          BENEFIT (2)       BENEFIT (3)        BENEFIT (4)         EMPLOYED (5)        TERMINATION (6)
  January 1, 2003              $20,021                NA                  $0           $1,492,090              $200,209
  January 1, 2004              $40,042                NA            $130,124           $1,492,090              $400,417
  January 1, 2005              $60,063                NA            $276,300           $1,492,090              $600,626
  January 1, 2006              $80,083           $86,541            $440,012           $1,492,090              $800,834
  January 1, 2007             $100,104           $95,494            $622,868           $1,492,090            $1,001,043
  January 1, 2008             $120,125          $104,446            $826,606           $1,492,090            $1,201,251
  January 1, 2009             $140,146          $113,398          $1,053,107           $1,492,090            $1,401,460
  January 1, 2010             $142,267          $122,351          $1,304,404           $1,492,090            $1,422,668
  January 1, 2011             $149,209          $131,304          $1,582,693           $1,492,090            $1,492,090
  January 1, 2012             $149,209          $140,256          $1,621,647           $1,492,090            $1,492,090
  January 1, 2013             $149,209          $149,209          $1,648,165           $1,492,090            $1,492,090
   and thereafter             $149,209          $149,209                  NA         see #5 below          see #5 below


1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.



/s/ Marshall Alexander  5/23/03   /s/ Kermit K. Houser                   5/29/03
Marshall Alexander      Date      Bank Officer                           Date

                                                                 Exhibit 10(c).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 14, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and Ben A. Gay (the "Executive").

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

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $138,000 per year ("Base Salary") effective 11/1/2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
2.00 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY: /s/ Kermit K. Houser                    BY: /s/ Kermit K. Houser
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO



/s/ Nina G. Drake                               /s/ Ben A. Gay
WITNESS:                                        Ben A. Gay EVP/CCO

                                                                 Exhibit 10(c).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $276,000. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

3.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, his Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $54,500) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By: /s/ Kermit K. Houser
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By: /s/ Craig M Moore
                                                Craig M Moore
                                                SVP/Chief Auditor

                                                EXECUTIVE:


                                                By: /s/ Ben A. Gay
                                                Ben A. Gay EVP/CCO

                                                                 Exhibit 10(c).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Ben A. Gay, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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

(iii)    Employee  Election of Disability  Benefit.

                    I elect to receive the following Disability Benefit (Please sign on applicable line):

                           /s/ Ben A. Gay           Lump Sum Benefit.


                           _______________          Annuity for Life.



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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Ben A. Gay
                                            23019 SE 41st PL
                                            Sammamish, WA 98075

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                                 /s/ Nina G. Drake
Kermit K. Houser                                     Witness
President and CEO




/s/ Ben A. Gay                                       /s/ Nina G. Drake
Ben A. Gay EVP/CCO                                   Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE
                                     BEN GAY
                        DATE OF BIRTH: DECEMBER 24, 1946
                          HIRED ON: SEPTEMBER 24, 2001

                                 NORMAL           CHANGE IN                            DEATH BENEFIT:       DEATH BENEFIT:
       VESTING               RETIREMENT             CONTROL         DISABILITY            DEATH WHILE                AFTER
      DATE (1)               BENEFIT (2)         BENEFIT (3)        BENEFIT (4)           EMPLOYED (5)      TERMINATION (6)
   January 1, 2003              $17,408             $73,112                 $0             $1,044,460             $174,077
   January 1, 2004              $34,815             $79,379           $144,462             $1,044,460             $348,153
   January 1, 2005              $52,223             $85,646           $306,743             $1,044,460             $522,230
   January 1, 2006              $69,631             $91,912           $488,494             $1,044,460             $696,307
   January 1, 2007              $87,038             $98,179           $691,498             $1,044,460             $870,383
   January 1, 2008             $104,446            $104,446           $917,685             $1,044,460           $1,044,460
   and thereafter              $104,446            $104,446                 NA           see #5 below         see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ Ben A. Gay   5/14/03   /s/ Nina G. Drake                         5/16/03
Ben A. Gay       Date      Bank Officer                              Date

                                                                 Exhibit 10(d).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 19, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and Frank X. Hernandez (the "Executive").

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

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $108,000 per year ("Base Salary") effective 11/1/2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
1.50 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY:  /s/ Kermit K. Houser                   BY:  /s/ Kermit K. Houser
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO



/s/ Nina G. Drake                                    /s/ Frank X. Hernandez
WITNESS:                                             Frank X. Hernandez

                                                                 Exhibit 10(d).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $162,000. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

3.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, his Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $50,000) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By: /s/ Kermit K.  Houser
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By: /s/ Craig M Moore
                                                Craig M Moore
                                                SVP/Chief Auditor

                                                EXECUTIVE:


                                                By: /s/ Frank X Hernandez
                                                Frank X. Hernandez
                                                SVP/COO

                                                                 Exhibit 10(d).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Frank X. Hernandez, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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


                           /s/ Frank X. Hernandez    Annuity for Life.


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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Frank X. Hernandez
                                            316 West Oregon Avenue
                                            Klamath Falls, OR 97601

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                                          /s/ Nina G. Drake
Kermit K. Houser                                              Witness
President and CEO




/s/ Frank X. Hernandez                               /s/ Nina G. Drake
Frank X. Hernandez                                            Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE

                                 FRANK HERNANDEZ
                          DATE OF BIRTH: MARCH 28, 1955
                             HIRED ON: JULY 1, 1992

                               NORMAL         CHANGE IN                          DEATH BENEFIT:      DEATH BENEFIT:
      VESTING              RETIREMENT           CONTROL         DISABILITY          DEATH WHILE               AFTER
      DATE (1)             BENEFIT (2)       BENEFIT (3)        BENEFIT (4)         EMPLOYED (5)     TERMINATION (6)
  January 1, 2003              $1,495                NA                 $0           $1,064,980            $100,000
  January 1, 2004              $4,484                NA             $7,571           $1,064,980            $100,000
  January 1, 2005              $8,968                NA            $24,113           $1,064,980            $100,000
  January 1, 2006             $14,947                NA            $51,199           $1,064,980            $149,471
  January 1, 2007             $22,421                NA            $90,596           $1,064,980            $224,206
  January 1, 2008             $31,389                NA           $144,275           $1,064,980            $313,889
  January 1, 2009             $41,852                NA           $214,443           $1,064,980            $418,518
  January 1, 2010             $53,810           $61,769           $303,559           $1,064,980            $538,095
  January 1, 2011             $67,262           $68,159           $414,362           $1,064,980            $672,619
  January 1, 2012             $74,735           $74,549           $549,899           $1,064,980            $747,354
  January 1, 2013             $82,209           $80,938           $648,684           $1,064,980            $822,090
  January 1, 2014             $89,683           $87,328           $757,563           $1,064,980            $896,825
  January 1, 2015             $97,156           $93,718           $877,405           $1,064,980            $971,561
  January 1, 2016            $104,630          $100,108         $1,009,148           $1,064,980          $1,046,296
  January 1, 2017            $106,498          $106,498         $1,153,804           $1,064,980          $1,064,980
   and thereafter            $106,498          $106,498                 NA         see #5 below        see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ Frank X. Hernandez  5/19/03  /s/ Kermit K. Houser                    5/19/03
Frank X. Hernandez      Date     Bank Officer                            Date

                                                                 Exhibit 10(d).4

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

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof through December 31, 2003 the amount of $548,847 less all tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION

                                        By:   /s/ Kermit K. Houser
                                               Kermit K. Houser
                                               President/CEO


                                     EMPLOYEE:


                                        By:   /s/ Frank X. Hernandez
                                               Frank X. Hernandez
                                               SVP/COO

                                                                 Exhibit 10(e).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 14, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and Craig M Moore (the "Executive").

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

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $117,000 per year ("Base Salary") effective 11/1/2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
1.50 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY: /s/ Kermit K. Houser                    BY: /s/ Kermit K. Houser
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO



/s/ Kathryn Rutledge                            /s/ Craig M Moore
WITNESS:                                        Craig M Moore SVP/Chief Auditor

                                                                 Exhibit 10(e).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "During the period of July, 2003 through December 2003, the Association shall pay the Executive $8,333 per month as additional compensation for the extra services to be performed by the Executive on behalf of Association and Company to faciliate the transactions contemplated under the Agreement and Plan of Merger dated July 14, 2003 between Company and Sterling Financial Corporation. The payments provided in the preceding sentence are not contingent upon completion of the transactions contemplated under the Agreement and Plan of Merger, and such payments are being provided to compensate the Executive for additional services actually being performed by him."

3.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $125,500. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

4.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, his Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $33,000) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

5. The Employment Agreement shall be further amended by adding thereto an "Exhibit A to the Employment Agreement" in the form attached hereto as Appendix I.

6. Except as specifically set forth herein, the Employment Agreement shall continue in full force and effect. To the extent that any provision contained in this Agreement is inconsistent with any of the provisions of the Employment Agreement, including but not limited to, Section 5(b) thereof, the provisions contained in this Agreement shall be controlling.

7. In the event the Merger Agreement is terminated, then this Agreement shall have no further force or effect.

8. This Agreement may be executed in counterparts by the parties hereto, each of which when so executed shall be deemed an original and all of which, taken together, shall constitute one and the same agreement.

     The parties have entered this Agreement on July 14, 2003.

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By: /s/ Kermit K. Houser
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By: /s/ Marshall J. Alexander
                                                Marshall J. Alexander
                                                EVP/Chief Financial Officer

                                                EXECUTIVE:


                                                By: /s/ Craig M Moore
                                                Craig M Moore SVP/Chief Auditor

                                                                 Exhibit 10(e).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Craig M Moore, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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


                           /s/ Craig M Moore         Annuity for Life.



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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Craig M Moore
                                            7808 Hilyard Avenue
                                            Klamath Falls, OR 97603

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                                /s/ Nin G. Drake
Kermit K. Houser                                    Witness
President and CEO




/s/ Craig M Moore                                  /s/ Kathryn Rutledge
Craig M. Moore SVP/Chief Auditor                  Witness

                            EMPLOYEE BENEFIT SCHEDULE

                                   CRAIG MOORE
                          DATE OF BIRTH: APRIL 3, 1957
                             HIRED ON: JUNE 16, 1997

                                   NORMAL            CHANGE IN                                DEATH BENEFIT:         DEATH BENEFIT:
       VESTING                 RETIREMENT              CONTROL           DISABILITY              DEATH WHILE                  AFTER
      DATE (1)                 BENEFIT (2)          BENEFIT (3)          BENEFIT (4)             EMPLOYED (5)        TERMINATION (6)
   January 1, 2003                 $1,637                   NA                   $0               $1,329,820               $100,000
   January 1, 2004                 $4,910                   NA               $7,318               $1,329,820               $100,000
   January 1, 2005                 $9,820                   NA              $23,308               $1,329,820               $100,000
   January 1, 2006                $16,367                   NA              $49,491               $1,329,820               $163,670
   January 1, 2007                $24,551                   NA              $87,573               $1,329,820               $245,505
   January 1, 2008                $34,371                   NA             $139,461               $1,329,820               $343,707
   January 1, 2009                $45,828                   NA             $207,287               $1,329,820               $458,276
   January 1, 2010                $58,921                   NA             $293,430               $1,329,820               $589,213
   January 1, 2011                $73,652                   NA             $400,536               $1,329,820               $736,516
   January 1, 2012                $81,835              $77,130             $531,550               $1,329,820               $818,351
   January 1, 2013                $90,019              $85,108             $627,039               $1,329,820               $900,186
   January 1, 2014                $98,202              $93,087             $732,285               $1,329,820               $982,021
   January 1, 2015               $106,386             $101,066             $848,128               $1,329,820             $1,063,856
   January 1, 2016               $114,569             $109,045             $975,475               $1,329,820             $1,145,691
   January 1, 2017               $122,753             $117,024           $1,115,305               $1,329,820             $1,227,526
   January 1, 2018               $130,936             $125,003           $1,268,673               $1,329,820             $1,309,361
   January 1, 2019               $132,982             $132,982           $1,436,716               $1,329,820             $1,329,820
   and thereafter                $132,982             $132,982                   NA             see #5 below           see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ Craig M Moore  5/14/03   /s/ Kermit K. Houser                5/19/03
Craig M Moore      Date      Bank Officer                        Date

                                                                 Exhibit 10(e).4
           FIRST AMENDMENT TO executive salary continuation AGREEMENT

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

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof
     through   December  31,  2003  the  amount  of  $606,309  less  all  tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION

                                        By:   /s/ Kermit K. Houser
                                               Kermit K. Houser
                                               President/CEO


                                     EMPLOYEE:


                                        By:   /s/ Craig M Moore
                                              Craig M Moore SVP/Chief Auditor

                                                                 Exhibit 10(f).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 13, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and James E. Essany (the "Executive").

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

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $95,000 per year ("Base Salary") effective 11/1/2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
1.50 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY: /s/ Kermit K. Houser                        BY: /s/ Kermit Houser
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO



/s/ Kathryn Rutledge                            /s/ James E. Essany
WITNESS:                                        James E. Essany SVP/Marketing

                                                                 Exhibit 10(f).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $142,500. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By: /s/ Kermit K. Houser
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By: /s/ Craig M Moore
                                                Craig M Moore
                                                SVP/Chief Auditor

                                                EXECUTIVE:


                                                By: /s/ James E. Essany
                                                James E. Essany SVP/Marketing

                                                                 Exhibit 10(f).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and James E. Essany, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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

(iii)    Employee  Election of Disability  Benefit.

                    I elect to receive the following Disability Benefit (Please sign on applicable line):

                           /s/ James E. Essany      Lump Sum Benefit.


                           ___________________     Annuity for Life.



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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       James E. Essany
                                            6133 Coopers Hawk Road
                                            Klamath Falls, OR 97601

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                             /s/ Nina G. Drake
Kermit K. Houser                                 Witness
President and CEO




/s/ James E. Essany                              /s/ Kathryn Rutledge
James E. Essany SVP/Marketing                    Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE

                                  JAMES ESSANY
                        DATE OF BIRTH: SEPTEMBER 20, 1954
                             HIRED ON: MAY 15, 2000

                               NORMAL         CHANGE IN                          DEATH BENEFIT:      DEATH BENEFIT:
      VESTING              RETIREMENT           CONTROL         DISABILITY          DEATH WHILE               AFTER
      DATE (1)             BENEFIT (2)       BENEFIT (3)        BENEFIT (4)         EMPLOYED (5)     TERMINATION (6)
  January 1, 2003              $1,393                NA                 $0             $957,420            $100,000
  January 1, 2004              $4,178                NA             $7,268             $957,420            $100,000
  January 1, 2005              $8,356                NA            $23,148             $957,420            $100,000
  January 1, 2006             $13,926                NA            $49,151             $957,420            $139,261
  January 1, 2007             $20,889                NA            $86,971             $957,420            $208,892
  January 1, 2008             $29,245                NA           $138,503             $957,420            $292,448
  January 1, 2009             $38,993           $55,530           $205,864             $957,420            $389,931
  January 1, 2010             $50,134           $61,275           $291,415             $957,420            $501,340
  January 1, 2011             $62,667           $67,019           $397,786             $957,420            $626,675
  January 1, 2012             $69,631           $72,764           $527,901             $957,420            $696,305
  January 1, 2013             $76,594           $78,508           $622,734             $957,420            $765,936
  January 1, 2014             $83,557           $84,253           $727,258             $957,420            $835,567
  January 1, 2015             $90,520           $89,997           $842,305             $957,420            $905,197
  January 1, 2016             $95,742           $95,742           $968,778             $957,420            $957,420
   and thereafter             $95,742           $95,742                 NA         see #5 below        see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ James E. Essany    5/13/03    /s/ Kermit K. Houser                 5/19/03
James E. Essany        Date       Bank Officer                         Date

                                                                 Exhibit 10(f).4
           FIRST AMENDMENT TO executive salary continuation AGREEMENT

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

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof
     through   December  31,  2003  the  amount  of  $524,293  less  all  tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION

                                        By:   /s/ Kermit K. Houser
                                               Kermit K. Houser
                                               President/CEO


                                     EMPLOYEE:


                                        By:   James E. Essany
                                              James E. Essany SVP/Marketing

                                                                 Exhibit 10(g).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 21, 2003

     THIS AGREEMENT is made effective as of January 2, 2003, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and Walter F. Dodrill (the "Executive").

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

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $119,000 per year ("Base Salary"). Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
1.50 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY: /s/ Kermit K. Houser                 BY: /s/ Kermit K. Houser
    Kermit K. Houser, President & CEO    Kermit K. Houser President & CEO



/s/ Kathryn Rutledge                     /s/ Walter F. Dodrill
WITNESS:                                 Walter F. Dodrill SVP/Business Banking

                                                                 Exhibit 10(g).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $178,500. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

3.     Section 5(d) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as additional severance the amount of $18,338 (the "Additional Severance Amount") in lieu of any obligation to pay the Executive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan or to provide continuing insurance coverage under the Employment Agreement after his termination of employment. The Additional Severance Amount shall be paid at the time the Base Severance Amount is paid pursuant to Section 5(c) above."

4.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall not have a right to participate in the long term medical care program to be implemented by Association."

5. The Employment Agreement shall be further amended by adding thereto an "Exhibit A to the Employment Agreement" in the form attached hereto as Appendix I.

6. Except as specifically set forth herein, the Employment Agreement shall continue in full force and effect. To the extent that any provision contained in this Agreement is inconsistent with any of the provisions of the Employment Agreement, including but not limited to, Section 5(b) thereof, the provisions contained in this Agreement shall be controlling.

7. In the event the Merger Agreement is terminated, then this Agreement shall have no further force or effect.

8. This Agreement may be executed in counterparts by the parties hereto, each of which when so executed shall be deemed an original and all of which, taken together, shall constitute one and the same agreement.

     The parties have entered this Agreement on July 14, 2003.

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                          By: /s/ Kermit K. Houser
                                          Kermit K.  Houser
                                          President/CEO
                                          KLAMATH  FIRST BANCORP, INC.


                                          By: /s/ Craig M Moore
                                          Craig M Moore
                                          SVP/Chief Auditor

                                          EXECUTIVE:


                                          By: Walter F. Dodrill
                                          Walter F. Dodrill SVP/Business Banking

                                                                 Exhibit 10(g).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Walter F. Dodrill, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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


                           /s/ Walter F. Dodrill     Annuity for Life.



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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Walter F. Dodrill
                                            P.O. Box 1529
                                            Bandon, OR 97411

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                                /s/ Nina G. Drake
Kermit K. Houser                                    Witness
President and CEO




/s/ Walter F. Dodrill                               /s/ Kathryn Rutledge
Walter F. Dodrill SVP/Business Banking              Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE

                                 WALTER DODRILL
                          DATE OF BIRTH: JULY 20, 1951
                            HIRED ON: JANUARY 2, 2002

                                 NORMAL           CHANGE IN                            DEATH BENEFIT:       DEATH BENEFIT:
       VESTING               RETIREMENT             CONTROL         DISABILITY            DEATH WHILE                AFTER
      DATE (1)               BENEFIT (2)         BENEFIT (3)        BENEFIT (4)           EMPLOYED (5)      TERMINATION (6)
   January 1, 2003                   $0                  NA                 $0               $882,230             $100,000
   January 1, 2004               $3,334                  NA                 $0               $882,230             $100,000
   January 1, 2005               $7,502                  NA            $22,330               $882,230             $100,000
   January 1, 2006              $13,338             $51,169            $53,342               $882,230             $133,377
   January 1, 2007              $20,840             $56,473           $100,678               $882,230             $208,401
   January 1, 2008              $30,010             $61,756           $167,013               $882,230             $300,097
   January 1, 2009              $40,847             $67,049           $255,331               $882,230             $408,466
   January 1, 2010              $53,351             $72,343           $368,970               $882,230             $533,506
   January 1, 2011              $67,522             $77,636           $511,643               $882,230             $675,219
   January 1, 2012              $83,360             $82,930           $687,488               $882,230             $833,603
   January 1, 2013              $88,223             $88,223           $901,099               $882,230             $882,230
   and thereafter               $88,223             $88,223                 NA           see #5 below         see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ Walter F Dodrill   5/21/03     /s/ Kermit K. Houser              5/29/03
Walter F. Dodrill      Date        Bank Officer                      Date

                                                                 Exhibit 10(g).4
           FIRST AMENDMENT TO executive salary continuation AGREEMENT

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

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof
     through   December  31,  2003  the  amount  of  $582,214  less  all  tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

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

                                  KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION

                                   By:   /s/ Kermit K. Houser
                                         Kermit K. Houser
                                         President/CEO


                                  EMPLOYEE:


                                   By:   Walter F. Dodrill
                                         Walter F. Dodrill SVP/Business Banking

                                                                 Exhibit 10(h).1
                              EMPLOYMENT AGREEMENT
                        Amended and Restated May 14, 2003

     THIS AGREEMENT is made effective as of October 1, 2002, by and between KLAMATH FIRST FEDERAL SAVINGS AND LOAN ASSOCIATION (the "Association"), Klamath Falls, Oregon; KLAMATH FIRST BANCORP, INC. (the "Company"), an Oregon corporation; and Nina G. Drake (the "Executive").

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

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.       POSITION AND RESPONSIBILITIES.

     During the period of her employment hereunder, Executive agrees to serve as Vice President of the Association. During said period, Executive also agrees to serve, if elected, as an officer of the Company or any subsidiary or affiliate of the Company or the Association.

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

     (b) During the period of her employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all her business time, attention, skill, and efforts to the faithful performance of her duties hereunder including activities and services related to the organization, operation and management of the Association; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Association, or materially affect the performance of Executive's duties pursuant to this Agreement.

3.       COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Association shall pay Executive as compensation a salary of $99,000 per year ("Base Salary") effective December 1, 2002. Such Base Salary shall be payable in accordance with the customary payroll practices of the Association. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Association shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Association.

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

4.       PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Association of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; or retirement, as defined in Section 7 hereof; (ii) Executive's resignation from the Association's employ, upon (A) unless consented to by the Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Association, or (D) any breach of this Agreement by the Association. Upon the occurrence of any event described in clauses (A), (B), (C), or (D), above, Executive shall have the right to elect to terminate her employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination other than for Cause of for Neglect (as described in Sections 8 and 9 hereof), the Association shall pay Executive, or, in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to the Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Association as of the Date of Termination), to the Executive for the term of the Agreement provided, however, that if the Association is not in compliance with its minimum capital requirements or if such payments would cause the Association's capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Association is in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following the Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of the Executive's Date of Termination), such payments and benefits shall be paid to the Executive in a lump sum within 30 days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination other than for Cause or for Neglect (as described in Sections 8 and 9 hereof), the Association will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Association for Executive prior to her termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

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

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Association or the Company has determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon her subsequent involuntary termination of employment at any time during the term of this Agreement (or voluntary termination following a Change of Control following any demotion, loss of title, office or significant authority, reduction in her annual compensation or benefits, or relocation of her principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of her death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association shall pay Executive, or in the event of her subsequent death, her beneficiary or beneficiaries, or her estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
1.50 times the Executive's "base amount," within the meaning of Section 280G(b)(3) of the Internal Revenue Code of 1986 ("Code"), as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Association will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Association for Executive prior to her severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Association as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, the Executive shall be entitled to receive benefits due him under, or contributed by the Company or the Association on her behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Association or the Company on the Executive's behalf to the extent that such benefits are not otherwise paid to the Executive upon a Change in Control.

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

     (b) Upon the Executive's termination of employment for Disability, the Association will pay Executive, as disability pay, a semi-monthly payment equal to three-quarters (3/4) of Executive's semi-monthly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Association in the same capacity as she was employed prior to her termination for Disability and pursuant to an employment agreement between Executive and the Association; (ii) Executive's full-time employment by another employer; (iii) Executive attaining the age of 65; or (iv) Executive's death; or (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to the Executive under any plan of the Association providing disability benefits to the Executive.

     (c) The Association will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Association for Executive prior to her termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Association, in the same capacity as she was employed prior to her termination for Disability and pursuant to an employment agreement between Executive and the Association; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of 65; or
(iv) the Executive's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing her duties hereunder by reason of temporary disability.

7.       TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination by the Association of Executive based on "Retirement" shall mean retirement at age 65 or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Association or the Company and other plans to which Executive is a party. Upon the death of the Executive during the term of this Agreement, the Association shall pay to Executive's estate the compensation due to the Executive through the last day of the calendar month in which her death occurred.

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

     (b) "Date of Termination" shall mean (A) if Executive's employment is terminated for Disability, thirty (30) days after a Notice of Termination is given (provided that she shall not have returned to the performance of her duties on a full-time basis during such thirty (30) day period), and (B) if his employment is terminated for any other reason, the date specified in the Notice of Termination (which, in the case of a Termination for Cause, shall not be less than thirty (30) days from the date such Notice of Termination is given).

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Association will continue to pay Executive her full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

12.      NON-COMPETITION.

     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Association and/or the Company for a period of one (1) year following such termination in any city, town or county in which the Association and/or the Company has an office or has filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Association and/or the Company. The parties hereto, recognizing that irreparable injury will result to the Association and/or the Company, its business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Association and/or the Company will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of her employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Association and/or the Company, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Association and/or the Company from pursuing any other remedies available to the Association and/or the Company for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Association and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Association. Executive will not, during or after the term of her employment, disclose any knowledge of the past, present, planned or considered business activities of the Association or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Association. In the event of a breach or threatened breach by the Executive of the provisions of this Section, the Association will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Association or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Association from pursuing any other remedies available to the Association for such breach or threatened breach, including the recovery of damages from Executive.

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

22.      INDEMNIFICATION.

     The Association shall provide Executive (including her heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and her heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suite or proceeding in which she may be involved by reason of her having been a director or officer of the Association (whether or not she continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.



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

KLAMATH FIRST BANCORP, INC.                 KLAMATH FIRST FEDERAL SAVINGS
                                                      AND LOAN ASSOCIATION


BY: /s/ Kermit K. Houser                    BY: /s/ Kermit K. Houser
    Kermit K. Houser, President & CEO           Kermit K. Houser President & CEO



/s/ Kathryn Rutledge                            /s/ Nina G. Drake
WITNESS:                                        Nina G. Drake

                                                                 Exhibit 10(h).2
                     FIRST AMENDMENT TO AMENDED AND RESTATED
                              EMPLOYMENT AGREEMENT

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

     WHEREAS, the Executive desires to enter into this Agreement to faciliate the Transaction so as to enable her change in control of benefits to be triggered under the Employment Agreement and her Executive Salary Continuation Agreement.

     WHEREAS, Association and Company desire to enter into this Agreement to facilitate the Transaction; and

     WHEREAS, the Executive desires to enter into this Agreement to facilitate the Transaction so as to enable her change in control of benefits to be triggered under the Employment Agreement and her Executive Salary Continuation Agreement, and to enhance the value of shares of common stock of Company owned by the Executive and the value of her stock options to acquire common stock of Company.

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

2.   Section 5(c) of the Employment Agreement is amended in full as follows:

     "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $148,500. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

3.   New Section 24 is added to the Employment Agreement as follows:

     "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, her Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $54,000) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


                                                By: /s/ Kermit K. Houser
                                                Kermit K.  Houser
                                                President/CEO
                                                KLAMATH  FIRST BANCORP, INC.


                                                By: /s/ Craig M Moore
                                                Craig M Moore
                                                SVP/Chief Auditor

                                                EXECUTIVE:


                                                By: Nina G. Drake
                                                Nina G. Drake VP/Human Resources

                                                                 Exhibit 10(h).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Nina G. Drake, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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


                           /s/ Nina G. Drake         Annuity for Life.



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


VIII.    restrictions on funding

                    The Employer shall have no obligation to set aside, earmark or entrust any fund or money with which to pay its obligations under this Employee Plan. The Employee, her or her beneficiary (ies), or any successor in interest shall be and remain simply a general creditor of the Employer in the same manner as any other creditor having a general claim for matured and unpaid compensation. The Employer reserves the absolute right, at its sole discretion, to either fund the obligations undertaken by this Employee Plan or to refrain from funding the same and to determine the extent, nature and method of such funding. Should the Employer elect to fund this Employee Plan, in whole or in part, through the purchase of life insurance, mutual funds, disability policies or annuities, the Employer reserves the absolute right, in its sole discretion, to terminate such funding at any time, in whole or in part. At no time shall any Employee be deemed to have any lien, right, title or interest in any specific funding investment or assets of the Employer.

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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Nina G. Drake
                                            1003 Wild Plum Drive
                                            Klamath Falls, OR 97601

         K.       Opportunity To Consult With Independent Advisors:

                    The Employee acknowledges that the Employee has been afforded the opportunity to consult with independent
                    advisors  of  her  or  her   choosing   including,   without
                    limitation, accountants or tax advisors and counsel regarding both the benefits granted to the Employee under the terms of this Agreement and the (i) terms and conditions which may affect the Employee's right to these benefits and
                    (ii) personal tax effects of such benefits including, without limitation, the effects of any federal or state taxes, Section 280G of the Code, and any other taxes, costs, expenses or liabilities whatsoever related to such benefits, which in any of the foregoing instances the Employee acknowledges and agrees shall be the sole responsibility of the Employee notwithstanding any other term or provision of this Agreement. The Employee further acknowledges and agrees that the Employer shall have no liability whatsoever related to any such personal tax effects or other personal costs, expenses, or liabilities applicable to the Employee and further specifically waives any right for the Employee and her or her heirs, beneficiaries, legal representatives, agents, successors, and assigns to claim or assert liability on the part of the Employer related to the matters described above in this subparagraph. The Employee further acknowledges and agrees that the Employee has read, understands and consents to all of the terms and conditions of this Agreement, and that the Employee enters into this Agreement with a full understanding of its terms and conditions.


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

         B.       Claims Procedure:

                    In the event a dispute arises over benefits under this Employee Plan and benefits are not paid to the Employee and the claimant feels she is entitled to receive such benefits, then a written claim must be made to the Named Fiduciary and Plan Administrator named above within forty-five (45) days from the date payments are refused. The Named Fiduciary and Plan Administrator shall review the written claim and if the claim is denied, in whole or in part, they shall provide in writing within forty-five (45) days of receipt of such claim the specific reasons for such denial, reference to the provisions of this Employee Plan upon which the denial is based and any additional material or information necessary to perfect the claim. Such written notice shall further indicate the additional steps to be taken by claimants if a further review of the claim denial is desired. A claim shall be deemed denied if the Named Fiduciary and Plan Administrator fail to take any action within the aforesaid forty-five-day period.

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                              /s/ Kelly A. Male
Kermit K. Houser                                  Witness
President and CEO




/s/ Nina G. Drake                                 /s/ Kathyn Rutledge
Nina G. Drake VP/Human Resources                  Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE

                                   NINA DRAKE
                         DATE OF BIRTH: DECEMBER 8, 1952
                             HIRED ON: JUNE 3, 2002

                                 NORMAL           CHANGE IN                            DEATH BENEFIT:       DEATH BENEFIT:
       VESTING               RETIREMENT             CONTROL         DISABILITY            DEATH WHILE                AFTER
      DATE (1)               BENEFIT (2)         BENEFIT (3)        BENEFIT (4)           EMPLOYED (5)      TERMINATION (6)
   January 1, 2003                   $0                  NA                 $0               $763,570             $100,000
   January 1, 2004               $2,563                  NA                 $0               $763,570             $100,000
   January 1, 2005               $5,767                  NA            $17,937               $763,570             $100,000
   January 1, 2006              $10,252                  NA            $42,847               $763,570             $102,521
   January 1, 2007              $16,019             $44,287            $80,871               $763,570             $160,190
   January 1, 2008              $23,067             $48,868           $134,155               $763,570             $230,673
   January 1, 2009              $31,397             $53,450           $205,098               $763,570             $313,971
   January 1, 2010              $41,009             $58,031           $296,379               $763,570             $410,085
   January 1, 2011              $51,901             $62,613           $410,983               $763,570             $519,014
   January 1, 2012              $64,076             $67,194           $552,232               $763,570             $640,758
   January 1, 2013              $70,483             $71,776           $723,818               $763,570             $704,834
   January 1, 2014              $76,357             $76,357           $845,307               $763,570             $763,570
   and thereafter               $76,357             $76,357                 NA           see #5 below         see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ Nina G. Drake   5/14/03   /s/ Kermit K. Houser                      5/19/03
Nina G. Drake       Date      Bank Officer                              Date

                                                                 Exhibit 10(h).4
           FIRST AMENDMENT TO executive salary continuation AGREEMENT

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

     WHEREAS, Employer desire to enter into this Agreement to facilitate the Transaction; and

     WHEREAS, Employee desires to enter into this Agreement to faciliate the Transaction so as to enable Employee (a) to receive a cash-out of her benefits under the SCA as provided herein and (b) to receive change in control benefits under her employment agreement.

     NOW,  THEREFORE,  in  consideration of the foregoing and for other good and
valuable  consideration,   the  receipt  and  sufficiency  of  which  is  hereby
acknowledged by the parties, it is agreed by the parties as follows:

1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof
     through   December  31,  2003  the  amount  of  $473,327  less  all  tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

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

                                    KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION

                                        By:   /s/ Kermit K. Houser
                                               Kermit K. Houser
                                               President/CEO


                                     EMPLOYEE:


                                        By:   /s/ Nina G. Drake
                                              Nina G. Drake VP/Human Resources

                                                                 Exhibit 10(i).1
                              EMPLOYMENT AGREEMENT

     THIS  AGREEMENT  is made  effective  as of January 1, 2003,  by and between
     KLAMATH  FIRST  FINANCIAL  SERVICES,   INC.  (the  "Company"),   an  Oregon
     corporation; and Jeffrey D. Schlenker (the "Executive").

     WHEREAS, the Company wishes to assure itself of the services of Executive for the period provided in this Agreement; and

     WHEREAS, the Executive is willing to serve in the employ of the Company on a full-time basis for said period.

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, and upon the other terms and conditions hereinafter provided, the parties hereby agree as follows:

1.   POSITION AND RESPONSIBILITIES.

     During the period of his employment hereunder, Executive agrees to serve as President & Program Manager of the Company. During said period, Executive also agrees to serve, if elected, as an officer of the Company or any affiliate of the Company.

2.   TERMS AND DUTIES.

     (a) The term of this Agreement shall be deemed to have commenced as of the date first above written and shall continue for a period of twenty-four (24) full calendar months thereafter. Commencing on the first anniversary date, and continuing at each anniversary date thereafter, the Board of Directors of the Company (the "Board") or its parent companies' Compensation Committee may extend the Agreement for an additional year. Prior to the extension of the Agreement as provided herein, the Board of Directors of the Company will review the Executive's performance evaluation for purposes of determining whether to extend the Agreement, and the results thereof shall be included in the minutes of the Board's meeting.

     (b) During the period of his employment hereunder, except for periods of absence occasioned by illness, reasonable vacation periods, and reasonable leaves of absence, Executive shall devote substantially all his business time, attention, skill, and efforts to the faithful performance of his duties hereunder including activities and services related to the organization, operation and management of the Company; provided, however, that, with the approval of the Board, as evidenced by a resolution of such Board, from time to time, Executive may serve, or continue to serve, on the boards of directors of, and hold any other offices or positions in, companies or organizations, which, in such Board's judgment, will not present any conflict of interest with the Company, or materially affect the performance of Executive's duties pursuant to this Agreement.

     3.   COMPENSATION AND REIMBURSEMENT.

     (a) The compensation specified under this Agreement shall constitute the salary and benefits paid for the duties described in Sections 1 and 2. The Company shall pay Executive as compensation a salary of $ 45,000 per year ("Base Salary") effective 1/1/2003. Such Base Salary shall be payable in accordance with the customary payroll practices of the Company. During the period of this Agreement, Executive's Base Salary shall be reviewed at least annually; the first such review will be made no later than one year from the date of this Agreement. Such review shall be conducted by the Board or its parent companies' Compensation Committee, and the Board may increase Executive's Base Salary. In addition to the Base Salary provided in this Section 3(a), the Company shall provide Executive at no cost to Executive with all such other benefits as are provided uniformly to regular salaried employees of the Company.

     (b) The Company will provide Executive with employee benefit plans, arrangements and perquisites substantially equivalent to those in which Executive was participating or otherwise deriving benefit from immediately prior to the beginning of the term of this Agreement, and the Company will not, without Executive's prior written consent, make any changes in such plans, arrangements or perquisites which would adversely affect Executive's rights or benefits thereunder. However, changes in Company-sponsored group insurance plan premiums, deductibles, co-payments and related coverage limits or conditions are excluded from the prior sentence for any such change which is consistently applied to or available to regular salaried Company employees. Without limiting the generality of the foregoing provisions of this Subsection (b), Executive will be entitled to participate in or receive benefits under any employee benefit plans including, but not limited to, retirement plans, supplemental retirement plans, pension plans, profit-sharing plans, health-and-accident plan, medical coverage or any other employee benefit plan or arrangement made available by the Company in the future to its senior executives and key management employees, subject to, and on a basis consistent with, the terms, conditions and overall administration of such plans and arrangements. Executive will be entitled to incentive compensation and bonuses as provided in any plan, or pursuant to any arrangement of the Company, in which Executive is eligible to participate. Nothing paid to the Executive under any such plan or arrangement will be deemed to be in lieu of other compensation to which the Executive is entitled under this Agreement, except as provided under Section 5(e).

     (c)  In addition to the Base Salary  provided for by paragraph  (a) of this
          Section 3, the Company shall pay or reimburse Executive for all reasonable travel and other obligations under this Agreement and may provide such additional compensation in such form and such amounts as the Board may from time to time determine.

4.   PAYMENTS TO EXECUTIVE UPON AN EVENT OF TERMINATION.

     (a) Upon the occurrence of an Event of Termination (as herein defined) during the Executive's term of employment under this Agreement, the provisions of this Section shall apply. As used in this Agreement, an "Event of Termination" shall mean and include any one or more of the following: (i) the termination by the Company of Executive's full-time employment hereunder for any reason other than a Change in Control, as defined in Section 5(a) hereof; disability, as defined in Section 6(a) hereof; death; or retirement, as defined in Section 7 hereof; (ii) Executive's resignation from the Company's employ, upon (A) unless consented to by the Executive, a material change in Executive's function, duties, or responsibilities, which change would cause Executive's position to become one of lesser responsibility, importance, or scope from the position and attributes thereof described in Sections 1 and 2, above, (any such material change shall be deemed a continuing breach of this Agreement), (B) a relocation of Executive's principal place of employment by more than 35 miles from its location at the effective date of this Agreement, or a material reduction in the benefits and perquisites to Executive from those being provided as of the effective date of this Agreement, (C) the liquidation or dissolution of the Company, or (D) any breach of this Agreement by the Company. Upon the occurrence of any event described in clauses (A), (B), (C), or (D), above, Executive shall have the right to elect to terminate his employment under this Agreement by resignation upon not less than sixty (60) days prior written notice given within a reasonable period of time not to exceed, except in case of a continuing breach, four calendar months after the event giving rise to said right to elect.

     (b) Upon the occurrence of an Event of Termination other than for Cause or for Neglect (as described in Sections 8 and 9 hereof), the Company shall pay Executive, or, in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to the payments due to the Executive for the remaining term of the Agreement, including Base Salary, bonuses, and any other cash or deferred compensation paid or to be paid (including the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Company as of the Date of Termination), to the Executive for the term of the Agreement provided, however, that if the Company or its affiliates are not in compliance with their minimum capital requirements or if such payments would cause the Company's or its affiliates' capital to be reduced below its minimum capital requirements, such payments shall be deferred until such time as the Company or its affiliates are in capital compliance. All payments made pursuant to this Section 4(b) shall be paid in substantially equal monthly installments over the remaining term of this Agreement following the Executive's termination; provided, however, that if the remaining term of the Agreement is less than one (1) year (determined as of the Executive's Date of Termination), such payments and benefits shall be paid to the Executive in a lump sum within 30 days of the Date of Termination.

     (c) Upon the occurrence of an Event of Termination other than for Cause or for Neglect (as described in Sections 8 and 9 hereof), the Company will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Company for Executive prior to his termination. Such coverage shall cease upon the expiration of the remaining term of this Agreement.

5.   CHANGE IN CONTROL.

     (a) No benefit shall be paid under this Section 5 unless there shall have occurred a Change in Control of the Company or its parent companies, Klamath First Federal Savings and Loan Association or Klamath First Bancorp, Inc. For purposes of this Agreement, a "Change in Control" of the Company shall be deemed to occur if and when (a) an offeror other than the Company or its parent companies purchases shares of the common stock of the Company or its parent companies pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of the Company or its parent companies representing 25% or more of the combined voting power of the Company's or its parent companies' then outstanding securities, (c) the membership of the board of directors of the Company or its parent companies changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or
          (d) shareholders of the Company or its parent companies approve a merger, consolidation, sale or disposition of all or substantially all of the Company's or its parent companies' assets, or a plan of partial or complete liquidation.

     (b) If any of the events described in Section 5(a) hereof constituting a Change in Control have occurred or the Board of the Company has determined that a Change in Control has occurred, Executive shall be entitled to the benefits provided in paragraphs (c), (d) and (e) of this Section 5 upon his subsequent involuntary termination of employment at any time during the term of this Agreement (or voluntary termination following a Change of Control following any demotion, loss of title, office or significant authority, reduction in his annual compensation or benefits, or relocation of his principal place of employment by more than 35 miles from its location immediately prior to the Change in Control), unless such termination is because of his death, retirement as provided in Section 7, termination for Cause, or termination for Disability.

     (c) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Company shall pay Executive, or in the event of his subsequent death, his beneficiary or beneficiaries, or his estate, as the case may be, as severance pay or liquidated damages, or both, a sum equal to
1.50 times the "base salary" as defined in Section 3.c as above, as amended. Such payment shall be made in a lump sum paid within ten (10) days of the Executive's Date of Termination.

     (d) Upon the occurrence of a Change in Control followed by the Executive's termination of employment, the Company will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Company or its parent companies for Executive prior to his severance. In addition, Executive shall be entitled to receive the value of employer contributions that would have been made on the Executive's behalf over the remaining term of the agreement to any tax-qualified retirement plan sponsored by the Company as of the Date of Termination. Such coverage and payments shall cease upon the expiration of thirty-six (36) months.

     (e) Upon the occurrence of a Change in Control, the Executive shall be entitled to receive benefits due him under, or contributed by the Company or its parent companies on his behalf, pursuant to any retirement, incentive, profit sharing, bonus, performance, disability or other employee benefit plan maintained by the Company or its parent companies on the Executive's behalf to the extent that such benefits are not otherwise paid to the Executive upon a Change in Control.

     (f) IRS Section 280G Issues. If any portion of the amounts payable to the Executive under this Agreement, either alone or together with other payments which the Executive has the right to receive from the Company or its parent companies, constitute "excess parachute payments" within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"), that are subject to the excise tax imposed by
          Section 4999 of the Code (or similar tax and/or assessment), Executive shall be responsible for the payment of such excise tax and Company (and its successor) shall be responsible for any loss of deductibility related thereto; provided, however, that Company and Executive shall cooperate with each other and use all reasonable efforts to minimize to the fullest extent possible the amount of excise tax imposed by
          Section 4999 of the Code. If, at a later date, it is determined (pursuant to final regulations or published rulings of the Internal Revenue Service, final judgment of a court of competent jurisdiction, or otherwise) that the amount of excise taxes payable by the Executive is greater than the amount initially so determined, then the Executive shall pay an amount equal to the sum of such additional excise taxes and any interest, fines and penalties resulting from such underpayment. The determination of the amount of any such excise taxes shall be made by the independent accounting firm employed by the Company immediately prior to the change in control or such other independent accounting firm or advisor as may be mutually agreeable to Company and Executive in the exercise of their reasonable good faith judgment.

6.   TERMINATION FOR DISABILITY.

     (a) If the Executive shall become disabled as defined in the Company's then current disability plan (or, if no such plan is then in effect, if the Executive is permanently and totally disabled within the meaning of Section 22(e)(3) of the Code as determined by a physician designated by the Board), the Company may terminate Executive's employment for "Disability."

     (b) Upon the Executive's termination of employment for Disability, the Company will pay Executive, as disability pay, a semi-monthly payment equal to three-quarters (3/4) of Executive's semi-monthly rate of Base Salary on the effective date of such termination. These disability payments shall commence on the effective date of Executive's termination and will end on the earlier of (i) the date Executive returns to the full-time employment of the Company in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Company; (ii) Executive's full-time employment by another employer;
          (iii) Executive attaining the age of 65; or (iv) Executive's death; or
          (v) the expiration of the term of this Agreement. The disability pay shall be reduced by the amount, if any, paid to the Executive under any plan of the Company providing disability benefits to the Executive.

     (c) The Company will cause to be continued life, medical, dental and disability coverage substantially identical to the coverage maintained by the Company for Executive prior to his termination for Disability. This coverage and payments shall cease upon the earlier of (i) the date Executive returns to the full-time employment of the Company, in the same capacity as he was employed prior to his termination for Disability and pursuant to an employment agreement between Executive and the Company; (ii) Executive's full-time employment by another employer; (iii) Executive's attaining the age of 65; or (iv) the Executive's death; or (v) the expiration of the term of this Agreement.

     (d) Notwithstanding the foregoing, there will be no reduction in the compensation otherwise payable to Executive during any period during which Executive is incapable of performing his duties hereunder by reason of temporary disability.

7.   TERMINATION UPON RETIREMENT; DEATH OF EXECUTIVE.

     Termination by the Company of Executive based on "Retirement" shall mean retirement at age 65 or in accordance with any retirement arrangement established with Executive's consent with respect to him. Upon termination of Executive upon Retirement, Executive shall be entitled to all benefits under any retirement plan of the Company or the Company and other plans to which Executive is a party. Upon the death of the Executive during the term of this Agreement, the Company shall pay to Executive's estate the compensation due to the Executive through the last day of the calendar month in which his death occurred.

8.   TERMINATION FOR CAUSE.

     For purposes of this Agreement, "Termination for Cause" shall include termination because of the Executive's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order, or material breach of any provision of this Agreement. In addition, "Termination for Cause" shall include termination because of the Executive's intentional failure to perform stated duties, such as the refusal of the Executive to comply with the Company's or its parent companies' instructions, policies or rules or other willful conduct of the Executive which materially adversely reflects on the Company's or its parent companies' reputation or operation. For purposes of this Section, no act, or the failure to act, on Executive's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Company or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to him a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Executive and an opportunity for him, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Executive was guilty of conduct justifying termination for Cause and specifying the reasons thereof. The Executive shall not have the right to receive compensation or other benefits for any period after termination for Cause. Any stock options granted to Executive under any stock option plan or any unvested awards granted under any other stock benefit plan of the Company, the Company, or any subsidiary or affiliate thereof, shall become null and void effective upon Executive's receipt of Notice of Termination for Cause pursuant to Section 9 hereof, and shall not be exercisable by Executive at any time subsequent to such Termination for Cause.

9.   TERMINATION FOR NEGLECT.

     The Company and its parent companies or any of them may terminate Executive's employment under this Agreement at any time for Neglect. For purposes of this Agreement, "Neglect" means the failure of Executive to give due care to stated duties or to comply with instructions or directives of the Board of Directors of the Company or its parent companies or any of them, but where such failure is not determined to be willful or intentional as defined in Section 8. Termination for Neglect includes termination as the result of any continuing or repeated problems with Executive's job performance or conduct after written notice specifying such problem with performance or conduct, and where such continuing and repeated problems were not determined to be willful or intentional, or where the conduct was not deemed to have a material adverse impact on the Company or its affiliates. Notwithstanding the foregoing, Executive shall not be deemed to have been terminated by Neglect unless and until there shall have been sent to Executive a copy of a resolution duly adopted by a majority of the Board of Directors of the Company or its parent companies, or any of them (excluding the Executive in counting the majority if the Executive is then on the board of directors, and after reasonable notice to Executive and an opportunity for Executive to be heard before the board of directors), finding that in the good faith opinion of the board of directors of the Company or its parent companies, or any of them, Executive engaged in conduct justifying termination for Neglect and describing specifically the conduct. Executive shall not have the right to receive any salary or bonus for any period after termination of employment for Neglect. Executive shall retain any vested benefits in defined benefit plans, defined contribution plans, supplemental executive retirement plans, stock option plans, restricted stock plans, or other such benefits, but shall forfeit any rights that have not vested.

10.  REQUIRED PROVISIONS.

     (a) The Company or its parent companies may terminate Executive's employment at any time, but any termination by the Company or its parent companies, other than as described in Section 8 or Section 9 of this Agreement, shall not prejudice Executive's right to compensation or other benefits under this Agreement. Executive shall not have the right to receive compensation or other benefits for any period after Termination for Cause as defined in Section 8 herein.

     (b) If Executive is suspended and/or temporarily prohibited from participating in the conduct of the Company's or its parent companies' affairs by a notice served under Section 8(e)(3) or (g)(1) of the Federal Deposit Insurance Act ("FDIA") (12 U.S.C. 1818(e)(3) and
          (g)(1)), the Company's obligations under the Agreement shall be suspended as of the date of service, unless stayed by appropriate proceedings. If the charges in the notice are dismissed, the Company may, in its discretion, (i) pay Executive all or part of the compensation withheld while its contract obligations were suspended and (ii) reinstate (in whole or in part) any of its obligations that were suspended.

     (c) If Executive is removed and/or permanently prohibited from participating in the conduct of the Company's or its parent companies' affairs by an order issued under Section 8(e)(4) or (g)(1) of the FDIA (12 U.S.C. 1818(e)(4) or (g)(1)), all obligations of the Company under the Agreement shall terminate as of the effective date of the order, but vested rights of the contracting parties shall not be affected.

     (d) If the Company or its parent companies are in default (as defined in Section 3(x)(1) of the FDIA), all obligations under this Agreement shall terminate as of the date of default, but this paragraph shall not affect any vested rights of the parties.

     (e) All obligations under this Agreement shall be terminated (except to the extent determined that continuation of the Agreement is necessary for the continued operation of the Company or its parent companies):
          (i) by the Director of the Office of Thrift Supervision (the "Director") or his or her designee at the time the Federal Deposit Insurance Corporation or the Resolution Trust Corporation enters into an agreement to provide assistance to or on behalf of the Company or its parent companies under the authority contained in Section 13(c) of the FDIA or (ii) by the Director, or his or her designee at the time the Director or such designee approves a supervisory merger to resolve problems related to operation of the Company or its parent companies, or when the Company or its parent companies are determined by the Director to be in an unsafe or unsound condition. Any rights of the parties that have already vested, however, shall not be affected by such action.

     (f) Any payments made to Executive pursuant to this Agreement, or otherwise, are subject to and conditioned upon compliance with 12 U.S.C. section 1828(k) and any regulations promulgated thereunder.

11.  NOTICE.

     (a) Any purported termination by the Company or by Executive shall be communicated by Notice of Termination to the other party hereto. For purposes of this Agreement, a "Notice of Termination" shall mean a written notice which shall indicate the specific termination provision in this Agreement relied upon and shall set forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of Executive's employment under the provision so indicated.

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

     (c) If, within thirty (30) days after any Notice of Termination is given, the party receiving such Notice of Termination notifies the other party that a dispute exists concerning the termination, except upon the occurrence of a Change in Control and voluntary termination by the Executive in which case the Date of Termination shall be the date specified in the Notice, the Date of Termination shall be the date on which the dispute is finally determined, either by mutual written agreement of the parties, by a binding arbitration award, or by a final judgment, order or decree of a court of competent jurisdiction (the time for appeal there from having expired and no appeal having been perfected) and provided further that the Date of Termination shall be extended by a notice of dispute only if such notice is given in good faith and the party giving such notice pursues the resolution of such dispute with reasonable diligence. Notwithstanding the pendency of any such dispute, the Company will continue to pay Executive his full compensation in effect when the notice giving rise to the dispute was given (including, but not limited to, Base Salary) and continue him as a participant in all compensation, benefit and insurance plans in which he was participating when the notice of dispute was given, until the dispute is finally resolved in accordance with this Agreement. Amounts paid under this Section are in addition to all other amounts due under this Agreement and shall not be offset against or reduce any other amounts due under this Agreement.

12.  NON-COMPETITION.

     (a) Upon any termination of Executive's employment hereunder pursuant to an Event of Termination as provided in Section 4 hereof, Executive agrees not to compete with the Company and/or its parent companies for a period of one (1) year following such termination in any city, town or county in which the Company and/or its parent companies have an office or have filed an application for regulatory approval to establish an office, determined as of the effective date of such termination. Executive agrees that during such period and within said cities, towns and counties, Executive shall not work for or advise, consult or otherwise serve with, directly or indirectly, any entity whose business materially competes with the depository, lending or other business activities of the Company and/or its parent companies. The parties hereto, recognizing that irreparable injury will result to the Company and/or its parent companies, their business and property in the event of Executive's breach of this Subsection 11(a) agree that in the event of any such breach by Executive, the Company and/or its parent companies will be entitled, in addition to any other remedies and damages available, to an injunction to restrain the violation hereof by Executive, Executive's partners, agents, servants, employers, employees and all persons acting for or with Executive. Executive represents and admits that in the event of the termination of his employment pursuant to Section 8 hereof, Executive's experience and capabilities are such that Executive can obtain employment in a business engaged in other lines and/or of a different nature than the Company and/or its parent companies, and that the enforcement of a remedy by way of injunction will not prevent Executive from earning a livelihood. Nothing herein will be construed as prohibiting the Company and/or its parent companies from pursuing any other remedies available to them for such breach or threatened breach, including the recovery of damages from Executive.

     (b) Executive recognizes and acknowledges that the knowledge of the business activities and plans for business activities of the Company and affiliates thereof, as it may exist from time to time, is a valuable, special and unique asset of the business of the Company.
          Executive will not, during or after the term of his employment, disclose any knowledge of the past, present, planned or considered business activities of the Company or affiliates thereof to any person, firm, corporation, or other entity for any reason or purpose whatsoever. Notwithstanding the foregoing, Executive may disclose any knowledge of banking, financial and/or economic principles, concepts or ideas which are not solely and exclusively derived from the business plans and activities of the Company. In the event of a breach or threatened breach by the Executive of the provisions of this Section, the Company and/or its affiliates will be entitled to an injunction restraining Executive from disclosing, in whole or in part, the knowledge of the past, present, planned or considered business activities of the Company or affiliates thereof, or from rendering any services to any person, firm, corporation, other entity to whom such knowledge, in whole or in part, has been disclosed or is threatened to be disclosed. Nothing herein will be construed as prohibiting the Company and/or its affiliates from pursuing any other remedies available to them for such breach or threatened breach, including the recovery of damages from Executive.

13.  SOURCE OF PAYMENTS.

     All payments provided in this Agreement shall be timely paid in cash or check from the general funds of the Company.

14.  EFFECT ON PRIOR AGREEMENTS AND EXISTING BENEFITS PLANS.

     This Agreement contains the entire understanding between the parties hereto and supersedes any prior employment agreement between the Company or any predecessor of the Company and Executive, except that this Agreement shall not affect or operate to reduce any benefit or compensation inuring to the Executive of a kind elsewhere provided. No provision of this Agreement shall be interpreted to mean that Executive is subject to receiving fewer benefits than those available to him without reference to this Agreement.

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

     (b) This Agreement shall be binding upon, and inure to the benefit of, Executive, the Company, the Company and their respective successors and assigns.

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

20.  ARBITRATION.

     Any dispute or controversy arising under or in connection with this Agreement shall be settled exclusively by arbitration, conducted before a panel of three arbitrators sitting in a location selected by the employee within one hundred (100) miles from the location of the Company, in accordance with the rules of the American Arbitration Association then in effect. Judgment may be entered on the arbitrator's award in any court having jurisdiction; provided, however, that Executive shall be entitled to seek specific performance of his right to be paid until the Date of Termination during the pendency of any dispute or controversy arising under or in connection with this Agreement.

21.  PAYMENT OF LEGAL FEES.

     All reasonable legal fees paid or incurred by Executive pursuant to any dispute or question of interpretation relating to this Agreement shall be paid or reimbursed by the Company, if successful pursuant to a legal judgment, arbitration or settlement.

22.  INDEMNIFICATION.

     The Company or its parent companies shall provide Executive (including his heirs, executors and administrators) with coverage under a standard directors' and officers' liability insurance policy at its expense, or in lieu thereof, shall indemnify Executive (and his heirs, executors and administrators) to the fullest extent permitted under law against all expenses and liabilities reasonably incurred by him in connection with or arising out of any action, suite or proceeding in which he may be involved by reason of his having been a director or officer of the Company (whether or not he continues to be a directors or officer at the time of incurring such expenses or liabilities), such expenses and liabilities to include, but not be limited to, judgment, court costs and attorneys' fees and the cost of reasonable settlements.

23.  SUCCESSOR TO THE COMPANY.

     The Company shall require any successor or assignee, whether direct or indirect, by purchase, merger, consolidation or otherwise, to all or substantially all the business or assets of the Company or its parent companies, expressly and unconditionally to assume and agree to perform the Company's obligations under this Agreement, in the same manner and to the same extent that the Company would be required to perform if no such succession or assignment had taken place.


          IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by a duly authorized officer or director of the Company, and Executive has signed this Agreement, all on the 14th day of July, 2003.

KLAMATH FIRST FINANCIAL SERVICES, INC.


BY:  /s/ Kermit K. Houser
         Kermit K. Houser, Chairman of the Board



/s/ Jeffrey D. Schlenker                             /s/ Nina G. Drake
Jeffrey D. Schlenker                                          WITNESS:

                                                                 Exhibit 10(i).2
                     FIRST AMENDMENT TO employment AGREEMENT

     This FIRST AMENDMENT TO EMPLOYMENT AGREEMENT (this "Agreement") is made and entered into on July 14, 2003, by and between Klamath Federal Savings and Loan Association ("Association"), Klamath First Bancorp, Inc., ("Company") and the undersigned executive officer of Association and Company (the "Executive").

     WHEREAS, Association, Company and Executive entered into an Employment Agreement dated July 11, 2003, (the "Employment Agreement");

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

     2. Section 5(c) of the Employment Agreement is amended in full as follows:

          "Upon the occurrence of a Change in Control arising from or related to the Merger Agreement, Association shall pay the Executive as severance pay or liquidated damages, or both (the "Base Severance Amount"), an amount equal to $67,500. In the event that all conditions to closing under the Merger Agreement have been satisfied during calendar year 2003, then Association shall make payment of the Base Severance Amount plus the Additional Severance Amount (as defined in Section 5(d) below) to the Executive on December 31, 2003. In the event such closing conditions are not satisfied during calendar year 2003, then the payments contemplated herein shall be made within 10 days after consummation of the merger contemplated by the Merger Agreement. Notwithstanding the foregoing, if the Executive enters into a new written employment agreement with Sterling or Sterling Savings Bank prior to December 31, 2003 (but effective upon completion of the merger contemplated by the Merger Agreement), then the Severance Amount and Additional Severance Amount shall not be paid pursuant to the terms hereof and any severance to be provided to the Executive, if any, shall be set forth in such new written employment agreement."

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

     3.   New Section 24 is added to the Employment Agreement as follows:

          "24. Long Term Medical Care. The Executive shall have a right to participate in the long term medical care program to be implemented by Association if the Executive meets the eligibility requirements of the insurer. If the Executive meets the eligibility requirements of the insurer and becomes a participant in the long term medical care program, then in that event, his Base Severance Amount shall be reduced by the single premium cost paid by Association for such long term medical care on behalf of the Executive (which is estimated to be $34,000) and the Executive shall have no obligation to reimburse Association for any premium cost relating to such program after the Executive's termination of employment."

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

          KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


          By:   /s/ Kermit K. Houser
          Kermit K. Houser President/CEO
          KLAMATH FIRST BANCORP, INC.


          By:   /s/ Craig M Moore
          Craig M Moore Chief Auditor
          EXECUTIVE:


          By:   /s/ Jeffery D. Schlenker
          Jeffery D. Schlenker President of KFFS

                                                                 Exhibit 10(i).3
                     EXECUTIVE SALARY CONTINUATION AGREEMENT


     THIS AGREEMENT, entered into and effective this First day of January, 2003, by and between Klamath First Federal Savings and Loan Association, a Federal Savings and Loan Association (hereinafter referred to as the "Employer"), and Jeffery D. Schlenker, an Employee of the Employer (hereinafter referred to as the "Employee"), who resides in the State of Oregon.

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

(iii)    Employee  Election of Disability  Benefit.

                    I elect to receive the following Disability Benefit (Please sign on applicable line):

                           /s/ Jeffery D. Schlenker  Lump Sum Benefit.


                           ________________________  Annuity for Life.



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

                  If to the Employer:       Klamath First Bancorp, Inc.
                                            540 Main Street
                                            Klamath Falls, Oregon 97601-6047
                                            Attention: Human Resources

                  If to the Employee:       Jeffery D. Schlenker
                                            PO Box T
                                            Klamath Falls, OR 97601

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

  Klamath First Federal Savings and Loan Association



/s/ Kermit K. Houser                  /s/ Nina G. Drake
Kermit K. Houser                      Witness
President and CEO




/s/ Jeffery D. Schlenker              /s/ Nina G. Drake
Jeffery D. Schlenker                  Witness

                                   SCHEDULE A
                            EMPLOYEE BENEFIT SCHEDULE

                                 JEFF SCHLENKER
                          DATE OF BIRTH: JUNE 20, 1967
                             HIRED ON: JUNE 15, 2001

                 NORMAL CHANGE IN DEATH BENEFIT: DEATH BENEFIT:
     VESTING           RETIREMENT         CONTROL      DISABILITY        DEATH WHILE             AFTER
     DATE (1)          BENEFIT (2)     BENEFIT (3)     BENEFIT (4)       EMPLOYED (5)   TERMINATION (6)
 January 1, 2003           $1,538              NA              $0         $2,037,770          $100,000
 January 1, 2004           $4,614              NA          $3,742         $2,037,770          $100,000
 January 1, 2005           $9,228              NA         $11,918         $2,037,770          $100,000
 January 1, 2006          $15,379              NA         $25,307         $2,037,770          $153,794
 January 1, 2007          $23,069              NA         $44,779         $2,037,770          $230,691
 January 1, 2008          $32,297              NA         $71,312         $2,037,770          $322,967
 January 1, 2009          $43,062              NA        $105,994         $2,037,770          $430,623
 January 1, 2010          $55,366              NA        $150,043         $2,037,770          $553,658
 January 1, 2011          $69,207              NA        $204,810         $2,037,770          $692,073
 January 1, 2012          $76,897              NA        $271,803         $2,037,770          $768,970
 January 1, 2013          $84,587              NA        $320,631         $2,037,770          $845,867
 January 1, 2014          $92,276              NA        $374,447         $2,037,770          $922,764
 January 1, 2015          $99,966              NA        $433,682         $2,037,770          $999,661
 January 1, 2016         $107,656              NA        $498,800         $2,037,770        $1,076,558
 January 1, 2017         $115,345              NA        $570,301         $2,037,770        $1,153,455
 January 1, 2018         $123,035              NA        $648,724         $2,037,770        $1,230,352
 January 1, 2019         $130,725              NA        $734,651         $2,037,770        $1,307,249
 January 1, 2020         $138,415              NA        $828,711         $2,037,770        $1,384,146
 January 1, 2021         $146,104              NA        $931,578         $2,037,770        $1,461,043
 January 1, 2022         $153,794        $118,191      $1,043,982         $2,037,770        $1,537,940
 January 1, 2023         $161,484        $130,417      $1,166,708         $2,037,770        $1,614,837
 January 1, 2024         $169,173        $142,644      $1,300,602         $2,037,770        $1,691,734
 January 1, 2025         $176,863        $154,870      $1,446,573         $2,037,770        $1,768,631
 January 1, 2026         $184,553        $167,097      $1,605,604         $2,037,770        $1,845,528
 January 1, 2027         $192,242        $179,324      $1,778,748         $2,037,770        $1,922,425
 January 1, 2028         $199,932        $191,550      $1,967,143         $2,037,770        $1,999,322
 January 1, 2029         $203,777        $203,777      $2,172,011         $2,037,770        $2,037,770
  and thereafter         $203,777        $203,777              NA       see #5 below      see #5 below

1.  The date that Normal Retirement and Death benefits vest.  See separate footnotes for Change in Control and
     Disability Benefits.
2.  Annual Retirement Benefits payable at age sixty-two (62). Benefits are payable for life and increase by 2% per year after Retirement.
3. The Employee is eligible to retire following Termination pursuant to a Change in Control any time after the attainment of age fifty five (55).  This is the annual sum the Employee will be paid if the Employee elects to receive Retirement Benefits on or after the Employee's birthday, but before the following anniversary. Once payments begin, Benefits are payable for life and increase by 2% per year thereafter.
4. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty
     Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the calendar year the disability occurs and Jan 1 of the following calendar year.  Benefit is paid as Employee elected in the Agreement.  No post-retirement benefit.
5.  Death benefit equals 10x initial Normal Retirement Benefit to age 70, 7x initial Normal Retirement Benefit to
    Age 80, and 3 x initial Normal Retirement Benefit thereafter.
6.  Unless termination is for Cause, the death benefit is the greater of $100,000 or 10x the vested annual retirement benefit at the time of termination.


/s/ Jeffrey D. Schlenker   5/16/03   /s/ Kermit K. Houser               5/19/03
Jeffrey D. Schlenker       Date      Bank Officer                       Date

                                                                 Exhibit 10(i).4
           FIRST AMENDMENT TO executive salary continuation AGREEMENT

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

     NOW, THEREFORE, in consideration of the foregoing and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties, it is agreed by the parties as follows:

     1. Notwithstanding anything contained in the SCA to the contrary, Employer shall have the right to pay Employee at any time from the date hereof through December 31, 2003 the amount of $511,577 less all tax withholding obligations with respect thereto (the "Cash-Out Amount") in full and complete satisfaction of all obligations of Employer under the SCA and all rights of Employee under the SCA. Upon Employer making payment of the Cash-Out Amount to Employee as provided herein, the SCA shall terminate and shall have no further force or effect.

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

          KLAMATH FEDERAL SAVINGS AND LOAN ASSOCIATION


          By:   /s/ Kermit K. Houser
              Kermit K. Houser President/CEO
              EMPLOYEE:


          By:   /s/ Jeffrey D. Schlenker
              Jeffery D. Schlenker President of KFFS

                                                                 Exhibit 10(j).1
                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and Rodney N. Murray, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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


                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                           By: /s/ Kermit K. Houser
Witness                                     Kermit K. Houser, President and CEO

/s/ Nina G. Drake                           /s/ Rodney Murray
Witness                                     Rodney Murray

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


Dated:  5/16/03                     /s/ Rodney Murray
                                    Rodney Murray

I consent to and agree to be bound by the foregoing Waiver:


/s/ Marie D. Murray                 /s/ Nina G. Drake
Director's Spouse                   Witness

                                   SCHEDULE A
                    DIRECTOR BENEFIT SCHEDULE - RODNEY MURRAY

                            JOINED THE BOARD IN 1976
                         DATE OF BIRTH: January 6, 1928

                          DIRECTOR             DIRECTOR                            CHANGE IN            EARLY
                          EMERITUS            RETIREMENT                            CONTROL           RETIREMENT      DISABILITY
    RETIREMENT            BENEFIT:             BENEFIT:           EARLY             BENEFIT:           BENEFIT:        BENEFIT:
       ON OR               Payable             Payable         RETIREMENT           Payable          After Change    Payable Upon
      BEFORE         Upon Retirement (1)   Jan 1, 2006 (2)    BENEFIT: (3)    Upon Retirement (4)     in Control     Disability (5)

  January 1, 2003                 $34,008            $36,084              na               $34,008           na              $0
  January 1, 2004                 $34,008            $36,084              na               $34,680           na        $114,275
  January 1, 2005                 $34,008            $36,084              na               $35,374           na        $126,160
  January 1, 2006                      na            $36,084              na               $36,084           na        $141,785
  and thereafter                       na            $36,084              na               $36,084           na              na



1. The Director may retire and commence service as a Director Emeritus anytime after 1/1/2003.
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence following service as a Director Emeritus. Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ Rodney Murray    5/16/03    /s/ Kermit K. Houser                   5/19/03
Rodney Murray        Date       Bank Officer                           Date

                                                                 Exhibit 10(j).2
                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and Bernard Agrons, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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

                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                   By: /s/ Rodney Murray
Witness                                 Rodney N. Murray, Chairman of Board

/s/ Kathryn Rutledge                    /s/ Bernard Z. Agrons
Witness                                 Bernard Agrons

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

          Dated:  5/21/03                     /s/ Bernard Z. Agrons
                                              Bernard Agrons

          I consent to and agree to be bound by the foregoing Waiver:


/s/ Betty Jo Agrons by Bernard Z. Agrons, Atty in Fact      /s/ Kathryn Rutledge
Director's Spouse                                           Witness

                                   SCHEDULE A
                   DIRECTOR BENEFIT SCHEDULE - BERNARD AGRONS

                            JOINED THE BOARD IN 1974
                           DATE OF BIRTH: JULY 2, 1922

                        DIRECTOR            DIRECTOR                                CHANGE IN             EARLY
                        EMERITUS           RETIREMENT                                CONTROL           RETIREMENT      DISABILITY
  RETIREMENT            BENEFIT:            BENEFIT:             EARLY               BENEFIT:           BENEFIT:        BENEFIT:
    ON OR               Payable              Payable          RETIREMENT             Payable          After Change    Payable Upon
    BEFORE        Upon Retirement (1)    Jan 1, 2006 (2)     BENEFIT: (3)      Upon Retirement (4)     in Control     Disability (5)


 January 1, 2003        $34,008              $36,084              na                 $34,008               na                  $0
 January 1, 2004        $34,008              $36,084              na                 $34,680               na             $83,180
 January 1, 2005        $34,008              $36,084              na                 $35,374               na             $93,531
 January 1, 2006           na                $36,084              na                 $36,084               na            $106,574
  and thereafter           na                $36,084              na                 $36,084               na               na



1. The Director may retire and commence service as a Director Emeritus anytime after 1/1/2003.
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence following service as a Director Emeritus. Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ Bernard Z. Agrons   5/21/03     /s/ Rodney Murray                    6/3/03
Bernard Agrons          Date        Bank Officer                         Date

                                                                 Exhibit 10(j).3
                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and Timothy A. Bailey, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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

                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                          By: /s/ Rodney Murray
Witness                                    Rodney N. Murray, Chairman of Board

/s/ Kristin A. Bring                           /s/ Timothy A. Bailey
Witness                                        Timothy Bailey

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

Dated:  5/12/03                     /s/ Timothy A. Bailey
                                    Timothy Bailey

I consent to and agree to be bound by the foregoing Waiver:


/s/ Kristin L. Bailey               /s/ Kristin A. Bring
Director's Spouse                   Witness

                                   SCHEDULE A
                   DIRECTOR BENEFIT SCHEDULE - TIMOTHY BAILEY

                            JOINED THE BOARD IN 1993
                          DATE OF BIRTH: August 7, 1946

                        DIRECTOR           DIRECTOR                          CHANGE IN           EARLY
                        EMERITUS          RETIREMENT                          CONTROL          RETIREMENT      DISABILITY
                        BENEFIT:           BENEFIT:           EARLY           BENEFIT:          BENEFIT:        BENEFIT:
      VESTING            Payable           Payable         RETIREMENT         Payable         After Change    Payable Upon
       DATE         Sept 1, 2011 (1)   Sept 1, 2014 (2)   BENEFIT: (3)    Sept 1, 2011 (4)     in Control     Disability (5)

  January 1, 2003             $0            $7,216            $2,454           $34,008           $17,680               $0
  January 1, 2004             $0           $10,824            $4,330           $34,008           $19,720          $28,589
  January 1, 2005             $0           $14,432            $6,639           $34,008           $21,760          $45,528
  January 1, 2006             $0           $18,041            $9,381           $34,008           $23,800          $64,448
  January 1, 2007             $0           $21,649           $12,556           $34,008           $25,840          $85,529
  January 1, 2008             $0           $25,257           $16,164           $34,008           $27,880         $108,965
  January 1, 2009             $0           $28,865           $20,205           $34,008           $29,920         $134,967
  January 1, 2010             $0           $32,473           $24,679           $34,008           $31,960         $163,762
  January 1, 2011        $34,008           $36,084           $29,586           $34,008           $34,008         $195,595
  January 1, 2012        $34,008           $36,084           $31,751             na                na            $230,732
  January 1, 2013        $34,008           $36,084           $33,916             na                na            $244,963
  January 1, 2014          na              $36,084             na                na                na            $260,072

1. In order to retire as a Director Emeritus, the Director must serve until attaining age sixty-five (65).
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence at age sixty-eight (68). Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ Timothy Bailey  5/13/03    /s/ Kermit K. Houser               5/19/03
Timothy Bailey      Date       Bank Officer                       Date

                                                                 Exhibit 10(j).4
                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and James D. Bocchi, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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

                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                           By: /s/ Rodney Murray
Witness                                     Rodney N. Murray, Chairman of Board

/s/ Kathryn Rutledge                        /s/ James Bocchi
Witness                                     James Bocchi

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


Dated:  5/21/03                     /s/ James Bocchi
                                            James Bocchi

I consent to and agree to be bound by the foregoing Waiver:


/s/ Doralyn M Bocchi                /s/ Tina M Tedeschi
Director's Spouse                   Witness

                                   SCHEDULE A
                    DIRECTOR BENEFIT SCHEDULE - JAMES BOCCHI

                            JOINED THE BOARD IN 1984
                          DATE OF BIRTH: June 24, 1924

                        DIRECTOR             DIRECTOR                          CHANGE IN           EARLY
                        EMERITUS            RETIREMENT                          CONTROL          RETIREMENT      DISABILITY
    RETIREMENT          BENEFIT:             BENEFIT:           EARLY           BENEFIT:          BENEFIT:        BENEFIT:
       ON OR             Payable             Payable         RETIREMENT         Payable         After Change    Payable Upon
      BEFORE        Upon Retirement (1)  Jan 1, 2006 (2)    BENEFIT: (3)   Upon Retirement (4)   in Control     Disability (5)

  January 1, 2003             $34,008            $36,084              na            $34,008            na                 $0
  January 1, 2004             $34,008            $36,084              na            $34,680            na            $92,364
  January 1, 2005             $34,008            $36,084              na            $35,374            na           $116,241
  January 1, 2006                  na            $36,084              na            $36,084            na           $145,498
  and thereafter                   na            $36,084              na            $36,084            na                 na



1. The Director may retire and commence service as a Director Emeritus anytime after 1/1/2003.
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence following service as a Director Emeritus. Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ James Bocchi     5/21/03     /s/ Rodney Murray                   6/3/03
James Bocchi         Date        Bank Officer                        Date

                                                                 Exhibit 10(j).5
                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and Donald N. Bauhofer, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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

                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                           By: /s/ Rodney Murray
Witness                                     Rodney N. Murray, Chairman of Board

/s/ Nina G. Drake                           /s/ Donald Bauhofer
Witness                                     Donald Bauhofer

                                                           SCHEDULE A
                                                                     DIRECTOR BENEFIT SCHEDULE - DONALD BAUHOFER

                                                              JOINED THE BOARD IN 2002
                                                                    DATE OF BIRTH: March 8, 1951

                        DIRECTOR           DIRECTOR                          CHANGE IN           EARLY
                        EMERITUS          RETIREMENT                          CONTROL          RETIREMENT      DISABILITY
                        BENEFIT:           BENEFIT:           EARLY           BENEFIT:          BENEFIT:        BENEFIT:
      VESTING            Payable           Payable         RETIREMENT         Payable         After Change    Payable Upon
       DATE         April 1, 2016 (1) April 1, 2019 (2)   BENEFIT: (3)   April 1, 2016 (4)     in Control     Disability (5)
  January 1, 2003                  $0                 $0              $0            $34,008               $0              $0
  January 1, 2004                  $0             $7,216              $0            $34,008               $0              $0
  January 1, 2005                  $0            $10,824              $0            $34,008               $0         $20,898
  January 1, 2006                  $0            $14,432          $3,175            $34,008          $13,600         $33,281
  January 1, 2007                  $0            $18,041          $5,051            $34,008          $15,640         $47,111
  January 1, 2008                  $0            $21,649          $7,361            $34,008          $17,680         $62,521
  January 1, 2009                  $0            $25,257         $10,103            $34,008          $19,720         $79,652
  January 1, 2010                  $0            $28,865         $13,278            $34,008          $21,760         $98,659
  January 1, 2011                  $0            $32,473         $16,886            $34,008          $23,800        $119,708
  January 1, 2012                  $0            $36,084         $20,927            $34,008          $25,840        $142,978
  January 1, 2013                  $0            $36,084         $23,092            $34,008          $27,880        $168,663
  January 1, 2014                  $0            $36,084         $25,257            $34,008          $29,920        $179,065
  January 1, 2015                  $0            $36,084         $27,422            $34,008          $31,960        $190,110
  January 1, 2016             $34,008            $36,084         $29,586            $34,008          $34,008        $201,835
  January 1, 2017             $34,008            $36,084         $31,751                 na               na        $214,284
  January 1, 2018             $34,008            $36,084         $33,916                 na               na        $227,500
  January 1, 2019                  na            $36,084              na                 na               na        $241,532



1. In order to retire as a Director Emeritus, the Director must serve until attaining age sixty-five (65).
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence at age sixty-eight (68). Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ Donald Bauhofer   5/29/03    /s/ Rodney Murray                   6/3/03
Donald Bauhofer       Date       Bank Officer                        Date

                                                                 Exhibit 10(j).6

                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and William C. Dalton, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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


                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                           By: /s/ Rodney Murray
Witness                                     Rodney N. Murray, Chairman of Board

/s/ Kathryn Rutledge                        /s/ William C. Dalton
Witness                                     William Dalton

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


Dated:  5/21/03                     /s/ William C. Dalton
                                            William Dalton

I consent to and agree to be bound by the foregoing Waiver:


/s/ Joanne M. Dalton                Kathryn Rutledge
Director's Spouse                   Witness

                                                              SCHEDULE A
                                                                           DIRECTOR BENEFIT SCHEDULE - WILLIAM DALTON

                                                                   JOINED THE BOARD IN 1972
                                                                       DATE OF BIRTH: November 24, 1930

                         DIRECTOR               DIRECTOR                             CHANGE IN           EARLY
                         EMERITUS              RETIREMENT                             CONTROL         RETIREMENT      DISABILITY
    RETIREMENT           BENEFIT:               BENEFIT:          EARLY              BENEFIT:           BENEFIT:        BENEFIT:
      ON OR               Payable               Payable        RETIREMENT            Payable          After Change    Payable Upon
      BEFORE        Upon Retirement (1)     Jan 1, 2006 (2)  BENEFIT: (3)     Upon Retirement (4)     in Control    Disability (5)


 January 1, 2003                 $34,008            $36,084            na                 $34,008              na               $0
 January 1, 2004                 $34,008            $36,084            na                 $34,680              na         $125,069
 January 1, 2005                 $34,008            $36,084            na                 $35,374              na         $170,738
 January 1, 2006                      na            $36,084            na                 $36,084              na         $225,027
  and thereafter                      na            $36,084            na                 $36,084              na               na



1. The Director may retire and commence service as a Director Emeritus anytime after 1/1/2003.
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence following service as a Director Emeritus. Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ William C. Dalton    5/21/03     /s/ Rodney Murray                    6/3/03
William Dalton           Date        Bank Officer                         Date

                                                                 Exhibit 10(j).7

                       DIRECTOR FEE CONTINUATION AGREEMENT

     THIS AGREEMENT, made and entered into this First Day of January, 2003, by and between Klamath First Bancorp, Inc., a thrift holding company (hereinafter referred to as the "Bank"), and Dianne E. Spires, a member of the Board of Directors of the Bank (hereinafter referred to as the "Director").

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


                                            KLAMATH FIRST BANCORP, INC.
                                                     Klamath Falls, Oregon


/s/ Nina G. Drake                           By: /s/ Rodney Murray
Witness                                     Rodney N. Murray, Chairman of Board

/s/ Kathryn Rutledge                        /s/ Dianne E. Spires
Witness                                     Dianne Spires

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


Dated:  5/21/03                     /s/ Dianne E. Spires
                                    Dianne Spires

I consent to and agree to be bound by the foregoing Waiver:


/s/ Oliver Spires                   /s/ Janice Wachter
Director's Spouse                   Witness

                                                           SCHEDULE A
                                                                      DIRECTOR BENEFIT SCHEDULE - DIANNE SPIRES

                                                              JOINED THE BOARD IN 1997
                                                                     DATE OF BIRTH: MAY 30, 1954

                        DIRECTOR           DIRECTOR                          CHANGE IN           EARLY
                        EMERITUS          RETIREMENT                          CONTROL          RETIREMENT      DISABILITY
                        BENEFIT:           BENEFIT:           EARLY           BENEFIT:          BENEFIT:        BENEFIT:
      VESTING            Payable           Payable         RETIREMENT         Payable         After Change    Payable Upon
       DATE          Jun 1, 2019 (1)   Jun 1, 2022 (2)    BENEFIT: (3)    Jun 1, 2019 (4)      in Control     Disability (5)
  January 1, 2003                  $0             $7,216              $0            $34,008               $0              $0
  January 1, 2004                  $0            $10,824              $0            $34,008               $0         $21,167
  January 1, 2005                  $0            $14,432              $0            $34,008               $0         $33,709
  January 1, 2006                  $0            $18,041              $0            $34,008               $0         $47,718
  January 1, 2007                  $0            $21,649              $0            $34,008               $0         $63,327
  January 1, 2008                  $0            $25,257              $0            $34,008               $0         $80,679
  January 1, 2009                  $0            $28,865          $6,350            $34,008          $13,600         $99,931
  January 1, 2010                  $0            $32,473          $9,092            $34,008          $15,640        $121,251
  January 1, 2011                  $0            $36,084         $12,268            $34,008          $17,680        $144,820
  January 1, 2012                  $0            $36,084         $14,432            $34,008          $19,720        $170,836
  January 1, 2013                  $0            $36,084         $16,597            $34,008          $21,760        $181,373
  January 1, 2014                  $0            $36,084         $18,762            $34,008          $23,800        $192,560
  January 1, 2015                  $0            $36,084         $20,927            $34,008          $25,840        $204,436
  January 1, 2016                  $0            $36,084         $23,092            $34,008          $27,880        $217,045
  January 1, 2017                  $0            $36,084         $25,257            $34,008          $29,920        $230,432
  January 1, 2018                  $0            $36,084         $27,422            $34,008          $31,960        $244,645
  January 1, 2019             $34,008            $36,084         $29,586            $34,008          $34,008        $259,734
  January 1, 2020             $34,008            $36,084         $31,751                 na               na        $275,754
  January 1, 2021             $34,008            $36,084         $33,916                 na               na        $292,762
  January 1, 2022                  na            $36,084              na                 na               na        $310,819

1. In order to retire as a Director Emeritus, the Director must serve until attaining age sixty-five (65).
    Payments continue for thirty-six (36) months and increase by 2% per year.
2. Retirement Plan Benefits commence at age sixty-eight (68). Benefits increase by 2% per year after Retirement.
3. Early Retirement Benefits payable commencing as of Director's birthday in the Calendar Year listed assuming no interruption of service.  Benefits increase by 2% per year after Retirement.
4. Retirement Benefits payable upon attainment of age 65 following a Change in Control. No Director Emeritus benefits are payable under this circumstance.  Benefits increase by 2% per year after Retirement.
5. Accrued Liability Balance as of Jan 1 in the year specified.  Disability benefit value is the Accrued Liaibilty Balance as of disability date.  Disability Benefit value is determined by straight-line interpolation between the amounts showing in this column for Jan 1 of the year the disability occurs and Jan 1 of the following calendar year.
    Disability Benefit is paid as a lump sum, with no further benefits.  No post-retirement benefit.


/s/ Dianne E. Spires   5/21/03      /s/ Rodney Murray                   6/3/03
Dianne Spires          Date         Bank Officer                        Date

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KLAMATH FIRST BANCORP, INC.

Date:   August 15, 2003                 By: /s/ Kermit K. Houser
                                        -------------------------
                                        Kermit K. Houser, President and
                                        Chief Executive Officer


Date:   August 15, 2003                 By: /s/ Marshall J. Alexander
                                        ------------------------------
                                        Marshall J. Alexander, Executive Vice
                                        President and Chief Financial Officer