Form 10-Q/A
period 2003-06-30
KLAMATH FIRST BANCORP INC
filed 2003-09-11
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                               (Amendment No. 2)

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

                          KLAMATH FIRST BANCORP, INC.
                        QUARTERLY REPORT ON FORM 10-Q/A
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                EXPANATORY NOTE


The purpose of this Form 10-Q/A ("Form 10-Q/A") is to amend Part II - Other Information, Item 6 Exhibits and Reports on Form 8-K Exhibits a) 10(a) through Exhibits 10(i) of the Quarterly Report on Form 10-Q of Klamath First Bancorp, Inc. for the quarterly period ended June 30, 2003, to include copies of all the participants joint beneficiary agreements for bank owned life insurance death benefits finalized and executed during the quarter.

                          KLAMATH FIRST BANCORP, INC.

                               TABLE OF CONTENTS


                          PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Signatures

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

Exhibit Number    Description
---------------   -----------

Exhibit 10(a).4   Joint Beneficiary Agreement for Kermit K. Houser
Exhibit 10(b).4   Joint Beneficiary Agreement for Marshall J. Alexander
Exhibit 10(c).4   Joint Beneficiary Agreement for Ben A. Gay
Exhibit 10(d).5   Joint Beneficiary Agreement for Frank X. Hernandez
Exhibit 10(e).5   Joint Beneficiary Agreement for Craig M Moore
Exhibit 10(f).5   Joint Beneficiary Agreement for James E. Essany
Exhibit 10(g).5   Joint Beneficiary Agreement for Walter F. Dodrill
Exhibit 10(h).5   Joint Beneficiary Agreement for Nina G. Drake
Exhibit 10(i).5   Joint Beneficiary Agreement for Jeffrey D. Schlenker

Exhibit 31        Section 302 Certification *
Exhibit 32        Section 906 Certification *

Signatures


*    Previously filed on August 14, 2003

                                                                 Exhibit 10(a).4
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052952
                          2 - 56603383
                          3 - 16354475
                          4 - 0600098087

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Kermit K. Houser

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-five (65) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $1,616,420.00 until age seventy (70), $1,131,494.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $484,926.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $293,896.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 9th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Rodney Murray
Witness                         Rodney Murray, Board Chairman


/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Kermit K. Houser

                                                                 Exhibit 10(b).4
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052937
                          2 - 56603368
                          3 - 16368459
                          4 - 0600098072

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Marshall J. Alexander

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $1,492,090.00 until age seventy (70), $1,044,463.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $447,627.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $200,209.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 23rd day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Nina G. Drake               By:  /s/ Marshall J. Alexander
Witness                         Marshall J. Alexander

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Marshall J. Alexander

                                                                 Exhibit 10(c).4
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052948
                          2 - 56603379
                          3 - 16354459
                          4 - 0600098083

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Ben A. Gay

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $1,044,460.00 until age seventy (70), $731,122.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $313,338.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $174,077.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 16th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Nina G. Drake               By:  /s/ Ben A. Gay
Witness                         Ben A. Gay

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Ben A. Gay

                                                                 Exhibit 10(d).5
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052951
                          2 - 56603382
                          3 - 16354464
                          4 - 0600098086

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Frank X. Hernandez

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $1,064,980.00 until age seventy (70), $745,486.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $319,494.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $100,000.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 19th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Nina G. Drake               By:  /s/ Frank X. Hernandez
Witness                         Frank X. Hernandez

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Frank X. Hernandez

                                                                 Exhibit 10(e).5
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052953
                          2 - 56603384
                          3 - 16355908
                          4 - 0600098088

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Craig M. Moore

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $1,329,820.00 until age seventy (70), $930,874.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $398,946.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $100,000.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 14th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Kathryn Rutledge            By:  /s/ Craig M. Moore
Witness                         Craig M. Moore

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Craig M. Moore

                                                                 Exhibit 10(f).5
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052946
                          2 - 56603377
                          3 - 16365674
                          4 - 0600098081

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  James E. Essany

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $957,420.00 until age seventy (70), $670,194.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $287,226.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $100,000.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 13th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Kathryn Rutledge            By:  /s/ James E. Essany
Witness                         James E. Essany

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
James E. Essany

                                                                 Exhibit 10(g).5
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052944
                          2 - 56603375
                          3 - 16354390
                          4 - 0600098079

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Walter F. Dodrill

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $882,230.00 until age seventy (70), $617,561.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $264,669.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $100,000.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 21st day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Kathryn Rutledge            By:  /s/ Walter F. Dodrill
Witness                         Walter F. Dodrill

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Walter F. Dodrill

                                                                 Exhibit 10(h).5
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052945
                          2 - 56603376
                          3 - 16359716
                          4 - 0600098080

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Nina G. Drake

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $763,570.00 until age seventy (70), $534,499.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $229,071.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $100,000.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 14th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Kelly A. Male               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Kathryn Rutledge            By:  /s/ Nina G. Drake
Witness                         Nina G. Drake

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Nina G. Drake

                                                                 Exhibit 10(i).5
                           JOINT BENEFICIARY AGREEMENT

Insurer(s):               1 - Massachusetts Mutual Life Insurance Company
                          2 - New York Life Insurance Company
                          3 - Northwestern Mutual Life Insurance Company
                          4 - Southland Life Insurance Company

Policy Number(s):         1 - 0052957
                          2 - 56603388
                          3 - 16355916
                          4 - 0600098092

Bank:                     Klamath First Federal Savings and Loan Association

Insured:                  Jeffery D. Schlenker

Relationship to Bank:     Executive

Effective Date:           January 1, 2003

The  respective   rights  and  duties  of  the  Bank  and  the  Insured  in  the above-referenced policy shall be pursuant to the terms set forth below:


I.   DEFINITIONS

     Refer to the policy contract for the definition of any terms in this Agreement that is not defined herein. If the definition of a term in the policy is inconsistent with the definition of a term in this Agreement, then the definition of the term as set forth in this Agreement shall supersede and replace the definition of the term as set forth in the policy.


II.  POLICY TITLE AND OWNERSHIP

     Title and ownership shall reside in the Bank for its use and for the use of the Insured all in accordance with this Agreement. The Bank alone may, to the extent of its interest, exercise the right to borrow or withdraw on the policy cash values. Where the Bank and the Insured (or assignee, with the consent of the Insured) mutually agree to exercise the right to increase the coverage under the subject Joint Beneficiary Designation policy, then, in such event, the rights, duties and benefits of the parties to such increased coverage shall continue to be subject to the terms of this Agreement.


III. BENEFICIARY DESIGNATION RIGHTS

     The Insured (or assignee) shall have the right and power to designate a beneficiary or beneficiaries to receive the Insured's share of the proceeds payable upon the death of the Insured, and to elect and change a payment option for such beneficiary, subject to any right or interest the Bank may have in such proceeds, as provided in this Agreement.


IV.  PREMIUM PAYMENT METHOD

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the Bank shall pay an amount equal to the planned premiums and any other premium payments that might become necessary to keep the policy in force.


V.   TAXABLE BENEFIT

     Annually the Insured will receive a taxable benefit equal to the assumed cost of insurance as required by the Internal Revenue Service. The Bank (or its administrator) will report to the Insured the amount of imputed income each year on Form W-2 or its equivalent.


VI.  DIVISION OF DEATH PROCEEDS

     Subject to Paragraphs VII and IX herein, the division of the death proceeds of the policy is as follows:

     A. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured be employed by the Bank, retired from the Bank after attaining age sixty-two (62) without an earlier termination of service from the Bank, or been subject to a termination pursuant to a Change in Control as defined in the Insured's Executive Salary Continuation Agreement and Section XVI below, at the time of Insured's death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to an amount equal to $2,037,770.00 until age seventy (70), $1,426,439.00 after the attainment of age seventy (70) but before the attainment of age eighty (80), $611,331.00 after the attainment of age eighty (80), but in no event shall the benefit exceed one hundred percent (100%) of the net-at-risk insurance portion of the proceeds. The net-at-risk insurance portion is the total proceeds less the cash value of the policy.

     B. Provided the policy (policies) specified above are in force at the time of the Insured's death, should the Insured not be employed by the Bank at the time of his or her death, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to the greater of $100,000.00 or the "Death Benefit: After Termination" as specified in Schedule "A" of the Executive Salary Continuation Agreement as of the date the Insured terminated employment with the Bank. However, should the Insured be not employed by the Bank at the time of his or her death because of "Termination for Cause" as defined in Paragraph IX (A) of this Agreement, the Insured's beneficiary(ies), designated in accordance with Paragraph III, shall be entitled to $25,000.

     C.   The Bank shall be entitled to the remainder of such proceeds.

     D. The Bank and the Insured (or assignees) shall share in any interest due on the death proceeds on a pro rata basis as the proceeds due each respectively bears to the total proceeds, excluding any such interest.

     E. In the event that either the Policy is terminated or the proceeds of the Policy are insufficient to provide the benefit specified herein, other than as a result of any intentional act of the Insured which results in the termination of the Policy, then the Bank shall pay to the Insured's beneficiary(ies) an amount which, when combined with the proceeds of the Policy actually received, will provide a total after tax death benefit equal to the benefit level specified in Subparagraphs VI (A) or (B).


VII. DIVISION OF THE CASH SURRENDER VALUE OF THE POLICY

     The Bank shall at all times be entitled to an amount equal to the policy's cash value, as that term is defined in the policy contract, less any policy loans and unpaid interest or cash withdrawals previously incurred by the Bank and any applicable surrender charges. Such cash value shall be determined as of the date of surrender or death as the case may be.


VIII. RIGHTS OF PARTIES WHERE POLICY ENDOWMENT OR ANNUITY ELECTION EXISTS

     In the event the policy involves an endowment or annuity element, the Bank's right and interest in any endowment proceeds or annuity benefits, on expiration of the deferment period, shall be determined under the provisions of this Agreement by regarding such endowment proceeds or the commuted value of such annuity benefits as the policy's cash value. Such endowment proceeds or annuity benefits shall be considered to be like death proceeds for the purposes of division under this Agreement.


IX.  TERMINATION FOR CAUSE

     "Termination for Cause" shall have the definition provided in the Insured's Employment Agreement, as amended from time to time, with the Bank. If the Insured has no Employment Agreement with the Bank, "Termination for Cause" shall include termination because of the Insured's personal dishonesty, incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule, or regulation (other than traffic violations or similar offenses) or final cease-and-desist order. For purposes of this Section, no act, or the failure to act, on Insured's part shall be "willful" unless done, or omitted to be done, not in good faith and without reasonable belief that the action or omission was in the best interest of the Bank or its affiliates. Notwithstanding the foregoing, Insured shall not be deemed to have been terminated for Cause unless and until there shall have been delivered to the Insured a copy of a resolution duly adopted by the affirmative vote of not less than three-fourths of the members of the Board at a meeting of the Board called and held for that purpose (after reasonable notice to Insured and an opportunity, together with counsel, to be heard before the Board), finding that in the good faith opinion of the Board, Insured was guilty of conduct justifying termination for Cause and specifying the reasons thereof.


X.   TERMINATION OF AGREEMENT.

     This Agreement shall terminate upon the occurrence of surrender, lapse, or other termination of the Policy by the Bank, and subject to the Insured's benefits provided by VI (E) above and the option as set forth hereinbelow

     Upon such termination of this Agreement but prior to the termination of the policy by the Bank, the Insured (or assignee) shall have a fifteen (15) day option to receive from the Bank an absolute assignment of the policy in consideration of a cash payment to the Bank, whereupon this Agreement shall terminate. Such cash payment referred to hereinabove shall be the greater of:

     i. The Bank's share of the cash value of the policy on the date of such assignment, as defined in this Agreement; or

     ii. The amount of the premiums that have been paid by the Bank prior to the date of such assignment.

     If, within said fifteen (15) day period, the Insured fails to exercise said option, fails to procure the entire aforestated cash payment, or dies, then the option shall terminate and the Insured (or assignee) agrees that all of the Insured's rights, interest and claims in the policy shall terminate as of the date of the termination of this Agreement.

     The  Insured   expressly   agrees  that  this  Agreement  shall  constitute
     sufficient written notice to the Insured of the Insured's option to receive an absolute assignment of the policy as set forth herein.

     Except as provided above, this Agreement shall terminate upon distribution of the death benefit proceeds in accordance with Paragraph VI above.


XI.  INSURED'S OR ASSIGNEE'S ASSIGNMENT RIGHTS

     The Insured may not, without the written consent of the Bank, assign to any individual, trust or other organization, any right, title or interest in the subject policy nor any rights, options, privileges or duties created under this Agreement.


XII. AGREEMENT BINDING UPON THE PARTIES

     This  Agreement  shall  bind  the  Insured  and  the  Bank,   their  heirs,
     successors, personal representatives and assigns.


XIII. ADMINISTRATIVE AND CLAIMS PROVISIONS

     The following provisions are part of this Agreement and are intended to meet the requirements of the Employee Retirement Income Security Act of 1974 ("ERISA"):

     A.   Named Fiduciary and Plan Administrator.

          The "Named Fiduciary and Plan Administrator" of this Joint Beneficiary Designation Agreement shall be Klamath First Federal Savings and Loan Association until its resignation or removal by the Board of Directors. As Named Fiduciary and Plan Administrator, the Bank shall be responsible for the management, control, and administration of this Joint Beneficiary Plan as established herein. The Named Fiduciary may delegate to others certain aspects of the management and operation responsibilities of the Plan, including the employment of advisors and the delegation of any ministerial duties to qualified individuals.



     B.   Funding Policy.

          Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, the funding policy for this Joint Beneficiary Plan shall be to maintain the subject policy in force by paying, when due, all premiums required.

     C.   Basis of Payment of Benefits.

          Direct payment by the Insurer is the basis of payment of benefits under this Agreement, with those benefits in turn being based on the payment of premiums as provided in this Agreement.

     D.   Claim Procedures.

          Claim forms or claim information as to the subject policy can be obtained by contacting Benmark, Inc. (800-544-6079). When the Named Fiduciary has a claim which may be covered under the provisions described in the insurance policy, they should contact the office named above, and they will either complete a claim form and forward it to an authorized representative of the Insurer or advise the named Fiduciary what further requirements are necessary. The Insurer will evaluate and make a decision as to payment. If the claim is payable, a benefit check will be issued in accordance with the terms of this Agreement.

          In the event that a claim is not eligible under the policy, the Insurer will notify the Named Fiduciary of the denial pursuant to the requirements under the terms of the policy. If the Named Fiduciary is dissatisfied with the denial of the claim and wishes to contest such claim denial, they should contact the office named above and they will assist in making an inquiry to the Insurer. All objections to the Insurer's actions should be in writing and submitted to the office named above for transmittal to the Insurer.


XIV. GENDER

     Whenever in this Agreement words are used in the masculine or neuter gender, they shall be read and construed as in the masculine, feminine or neuter gender, whenever they should so apply.





XV.  INSURANCE COMPANY NOT A PARTY TO THIS AGREEMENT

     The Insurer shall not be deemed a party to this Agreement, but will respect the rights of the parties as herein developed upon receiving an executed copy of this Agreement. Payment or other performance in accordance with the policy provisions shall fully discharge the Insurer from any and all liability.


XVI. CHANGE OF CONTROL

     For the purpose of this Agreement, a "Change in Control" of the Bank or its Holding Company, Klamath First Bancorp, Inc. ("KFBI"), shall be deemed to occur if and when (a) an offeror other than KFBI purchases shares of the common stock of the KFBI or the Bank pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Securities Exchange Act of 1934) is or becomes the beneficial owner, directly or indirectly, of securities of KFBI or the Bank representing 25% or more of the combined voting power of KFBI's then outstanding securities, (c) the membership of the board of directors of KFBI or the Bank changes as the result of a contested election, such that individuals who were directors at the beginning of any twenty-four month period (whether commencing before or after the effective date of this Agreement) do not constitute a majority of the Board at the end of such period, or (d) shareholders of KFBI or the Bank approve a merger, consolidation, sale or disposition of all or substantially all of KFBI's or the Bank's assets, or a plan of partial or complete liquidation.


XVII. AMENDMENT OR REVOCATION, AND EXCHANGE OF POLICY

     Subject to the Bank's absolute right to surrender or terminate the policy at any time and for any reason, it is agreed by and between the parties hereto that, during the lifetime of the Insured, this Agreement may be amended or revoked at any time or times, in whole or in part, by the mutual written consent of the Insured and the Bank. The Bank may, however, unilaterally and without the consent of the Insured, exchange any life insurance policy(ies) that are the subject matter of this Agreement, with or without replacing said policy(ies) and, in the event of a same or similar exchange, the Insured expressly agrees to the same.


XVIII. SEVERABILITY AND INTERPRETATION

     If a provision of this Agreement is held to be invalid or unenforceable, the remaining provisions shall nonetheless be enforceable according to their terms. Further, in the event that any provision is held to be overbroad as written such provision shall be deemed amended to narrow its application to the extent necessary to make the provision enforceable according to law and enforced as amended.


XIX. APPLICABLE LAW

     The  laws  of  the  State  of  Oregon   shall   govern  the   validity  and
     interpretation of this Agreement.

XX.  EFFECT OF THE LIFE INSURANCE POLICY'S CONTESTABILITY CLAUSES

     The parties herein understand and agree that the payment of the benefits provided herein are subject to the Life Insurance Policy's suicide and contestability clauses and other such clauses, and if such clauses preclude the Insurer from paying the full death proceeds, then, in such event, no death benefits of whatever nature shall be payable to Insured's (or Insured's Assignee's) beneficiary(s) under this Joint Beneficiary Designation Agreement.


Executed at Klamath Falls, Oregon this 16th day of May, 2003.


                               KLAMATH FIRST FEDERAL
                               SAVINGS AND LOAN ASSOCIATION
                               Klamath Falls, Oregon



/s/ Nina G. Drake               By:  /s/ Kermit K. Houser
Witness                         Kermit K. Houser, President and CEO


/s/ Nina G. Drake               By:  /s/ Jeffery D. Schlenker
Witness                         Jeffery D. Schlenker

                          BENEFICIARY DESIGNATION FORM
                 FOR THE JOINT BENEFICIARY DESIGNATION AGREEMENT

I.   PRIMARY   DESIGNATION
     (You  may  refer  to  the  beneficiary   designation information
        prior to completion of this form.)

A.   Person(s) as a Primary  Designation:  ____________________________________
     (Please  indicate the  percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Primary Designation:

My Primary Beneficiary is The Estate of ___________________________ as set forth in the last will and testament dated the _____ day of ________________, ________ and any codicils thereto.

C.   Trust as a Primary Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________
Is this an Irrevocable Life Insurance Trust?  ________ Yes     ________ No
(If yes and this designation is for a Split Dollar agreement, an Assignment of Rights form should be completed.)

II.  SECONDARY (CONTINGENT) DESIGNATION

A.   Person(s) as a Secondary  (Contingent)  Designation:
     (Please  indicate the percentage for each beneficiary.)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)

Name_____________________________   Relationship___________________  / _______%
Address:_______________________________________________________________________
           (Street)                   (City)           (State)           (Zip)


B.   Estate as a Secondary (Contingent) Designation:

My Secondary Beneficiary is The Estate of ______________________________________
as set forth in my last will and testament dated the ____ day of ________, _____ and any codicils thereto.

C.   Trust as a Secondary (Contingent) Designation:

Name of the Trust:  ____________________________________________________________
Execution Date of the Trust: _____ / _____ / _________
Name of the Trustee: __________________________________________________________
Beneficiary(ies) of the Trust (please indicate the percentage for each beneficiary):
___________________________________________________________________________
___________________________________________________________________________

All sums payable under the Joint Beneficiary Agreement by reason of my death shall be paid to the Primary Beneficiary(ies), if he or she survives me, and if no Primary Beneficiary(ies) shall survive me, then to the Secondary (Contingent) Beneficiary(ies). This beneficiary designation is valid until the participant notifies the bank in writing.



__________________________                     Date ____________________________
Jeffery D. Schlenker

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        KLAMATH FIRST BANCORP, INC.

Date:   September 12, 2003              By: /s/ Kermit K. Houser
                                        -------------------------
                                        Kermit K. Houser, President and
                                        Chief Executive Officer


Date:   September 12, 2003              By: /s/ Marshall J. Alexander
                                        ------------------------------
                                        Marshall J. Alexander, Executive Vice
                                        President and Chief Financial Officer