Form 10-K
period 2003-09-30
KLAMATH FIRST BANCORP INC
filed 2003-12-29
CIK 946924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended September 30, 2003
                                       OR

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

Registrant's telephone number, including area code:     ___   (541) 882-3444_

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

     Indicate by check mark whether  disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
YES    X     NO

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES    X    NO

     As of November 28, 2003, there were issued and outstanding 6,746,481 shares of the Registrant's common stock. The Registrant's common stock is traded over-the-counter and is listed on the Nasdaq National Market under the symbol "KFBI." The aggregate market value of the common stock held by nonaffiliates of the Registrant, based on the closing sales price of the Registrant's common stock as quoted on the Nasdaq National Market on November 28, 2003 of $25.70, was $154,006,967. For purposes of this calculation, officers and directors of the Registrant and the Klamath First Federal Savings and Loan Association Employee Stock Ownership Plan are considered affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item 1.  Business

General

     Klamath First Bancorp, Inc. ("Company"), an Oregon corporation, was organized on June 16, 1995 for the purpose of becoming the holding company for Klamath First Federal Savings and Loan Association ("Association") upon the Association's conversion from a federal mutual to a federal stock savings and loan association ("Conversion"). The Conversion was completed on October 4, 1995. At September 30, 2003, the Company had total assets of $1.54 billion, total deposits of $1.07 billion and shareholders' equity of $120.3 million. All references to the Company herein include the Association where applicable.

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

     In September 2001, the Association acquired 13 branches from Washington Mutual Bank ("WAMU"), 11 of which are located on the northern and southern Oregon coast and two of which are located in northeastern Oregon. These locations enhance the Association's geographic coverage on the coast and in northeastern Oregon. The acquisition was accounted for as a purchase and resulted in the addition of approximately $179.3 million in loans, assumption of $423.5 million in deposits, and addition of 124 experienced branch personnel on the acquisition date of September 7, 2001. As part of the purchase, the Company also recorded $15.0 million of core deposit intangible and $24.1 million of other intangible assets. See Note 2 of the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K.

     The Association is a progressive, community-oriented financial institution that focuses on serving customers within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans within its market area, as well as commercial real estate and multi-family residential loans, loans to consumers, and loans for commercial purposes. At September 30, 2003, permanent residential one- to four-family real estate loans totaled $195.8 million, or 34.04% of total loans. While the Association has historically emphasized fixed rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate loans, multi-family residential loans, residential construction loans, small business loans and consumer loans. Significant progress was made toward increasing the commercial and consumer loans in the portfolio with the purchase of the branches from WAMU. These newer loan products generally carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. At September 30, 2003, the Association's total loan portfolio consisted of 47.99% fixed rate and 52.01% adjustable rate loans, after deducting loans in process and non-performing loans.

     On July 15, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the "Sterling Merger") with Sterling Financial Corporation a Washington corporation ("Sterling"). The Company will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The Association will be merged with and into Sterling's wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

     Under the terms of the Sterling Merger, each share of the Company's common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions. Based upon the closing price for Sterling on July 14, 2003 of $26.55 per share, the consideration is equivalent to $20.44 per share of the Company's common stock. The merger will be structured as a tax-free reorganization and is expected to be completed on January 2, 2004. The merger has received regulatory approvals and was approved by the shareholders of both the Company and Sterling on December 11, 2003.

     As of the close of business on December 12, 2003, the Association successfully completed the sale of seven branches located in northeastern Oregon to the Bank of Eastern Oregon. The branches are located in the towns of Burns, Condon, Fossil, Heppner, John Day, Prairie City and Moro, Oregon. The sale included deposit accounts of approximately $65 million. The fixed assets and branch locations were included in the sale, but loans were not.

Market Area

     In fiscal year 2003, the Association continued to expand its market area in Oregon and Washington. At September 30, 2003, the Association had 57 branches in 26 of Oregon's 36 counties and had two in-store branches in the state of Washington. In fiscal 2003, new in-store branches were opened in Grants Pass and Woodburn, Oregon. After completion of the sale of branches to the Bank of Eastern Oregon in December 2003, the Association had 52 branches. The Association's primary market area, which encompasses the State of Oregon and some adjacent areas of California, Idaho, and Washington, can be characterized as a predominantly rural area containing a number of communities that are experiencing moderate to rapid population growth. The population growth in the market area, particularly in Southern Oregon, has been supported in large part by the agreeable climate, and by favorable real estate values. The economy of the market area is still based primarily on agriculture and lumber and wood products, but is experiencing diversification into light manufacturing, health care and other services and sectors. Tourism is a significant industry in many regions of the market area, including Central Oregon and the Oregon coast. The addition of branches in the Eugene-Springfield metropolitan area provides access to this major population center.

Yields Earned and Rates Paid

     The following table sets forth, for the periods and at the date indicated, the weighted average yields earned on interest-earning assets, the weighted average interest rates paid on interest-bearing liabilities, and the interest rate spread between the weighted average yields earned and rates paid.

                                                                              At                         Year Ended
                                                                   September 30,                        September 30,
                                                                            2003                  2003      2002       2001

Weighted average yield:
   Loans receivable................................................         6.39%                  7.32%     7.90%     7.86%
   Mortgage-backed and related securities..........................         3.42                   3.50      5.18      6.02
   Investment securities...........................................         3.78                   3.82      4.72      5.64
   Federal funds sold..............................................         0.94                   1.24      2.09      4.13
   Interest-earning deposits.......................................         1.03                   1.24      1.75      4.06
   FHLB stock......................................................         5.25                   5.96      6.25      6.75

Combined weighted average yield on interest-bearing assets.........         4.68                   5.12      6.35      6.99

Weighted average rate paid on:
   Tax and insurance reserve.......................................         0.25                   1.31      2.85      3.85
   Passbook and statement savings..................................         0.25                   0.43      1.13      2.26
   Interest-bearing checking. . . . . . . . . . . .................         0.19                   0.13      0.74      1.08
   Money market  . . . ............................................         0.88                   1.02      2.00      3.85
   Certificates of deposit.........................................         3.34                   3.56      4.35      5.76
   FHLB advances/short term borrowings.............................         3.74                   4.71      5.69      5.95

Combined weighted average rate on interest-bearing liabilities.....         2.71                   2.53      3.31      4.81

Interest rate spread...............................................         1.96%                  2.59%     3.04%     2.18%


Average Balances, Net Interest Income and Yields Earned and Rates Paid

     Reference is made to the section entitled "Average Balances, Net Interest Income and Yields Earned and Rates Paid" included in Item 7. "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of this report.

Interest Sensitivity Gap Analysis

     Reference is made to the section entitled "Interest Sensitivity Gap Analysis" included in Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" of this report.

Rate/Volume Analysis

     Reference is made to the section entitled "Rate/Volume Analysis" included in Item 7. "Management's Discussion and Analysis of the Financial Condition and Results of Operations" of this report.

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

     Permanent residential one- to four-family mortgage loans amounted to $195.8 million, or 34.04%, of the Association's total loan portfolio before net items at September 30, 2003. The Association originates other loans secured by multi-family residential and commercial real estate, construction and land loans. Those loans amounted to $191.9 million, or 33.35%, of the total loan portfolio before net items at September 30, 2003. Approximately 32.61%, or $187.6 million, of the Association's total loan portfolio before net items, as of September 30, 2003, consisted of non-real estate loans. Commercial real estate and non-real estate loans increased significantly as a result of the WAMU branch acquisition in September 2001. The acquisition included $179.3 million in loans, of which $118.8 million were commercial real estate and commercial business loans and $50.7 million were consumer loans. Fiscal 2003 showed continued growth in non-real estate loans.

     Permissible loans-to-one borrower by the Association are generally limited to 15% of unimpaired capital and surplus. The Association's loan-to-one borrower limitation was $15.9 million at September 30, 2003. At September 30, 2003, the Association had 62 borrowing relationships with outstanding balances in excess of $1.0 million, the largest of which amounted to $7.0 million and consisted of two loans which were unsecured.

     The Association has emphasized the origination or purchase of adjustable rate loans in order to increase the interest rate sensitivity of its loan portfolio. The Association has been successful in expanding the production of adjustable rate consumer loans and has purchased adjustable rate single family, multi-family residential and non- residential real estate loans. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- Market Risk and Asset/Liability Management" and "INTEREST SENSITIVITY GAP ANALYSIS" in the Annual Report. At September 30, 2003, $293.1 million, or 52.01%, of loans in the Association's total loan portfolio after loans in process and non-performing loans, consisted of adjustable rate loans. At September 30, 2002, $207.5 million, or 33.57%, of the Association's loans carried adjustable rates.

     Loan Portfolio Analysis. The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.


                                                                          At September 30,
                                 --------------------------------------------------------------------------------------------------
                                        2003                2002                2001                2000                1999
                                 -----------------   -----------------   -----------------    ----------------    -----------------
                                   Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent     Amount  Percent
                                 --------  -------   --------  -------   --------  -------    -------  -------    -------  --------
                                                                       (Dollars in thousands)

Real estate loans:
  Permanent residential
    one- to four-family          $195,785   34.04%   $339,404   54.53%   $421,499   60.12%   $639,165   85.12%   $647,130    83.56%
  Multi-family residential         32,030    5.57      21,595    3.47      23,257    3.32      19,015    2.53      18,412     2.38
  Construction                     16,650    2.89      15,224    2.45      21,674    3.09      25,289    3.37      53,219     6.87
  Agricultural                      9,383    1.63       4,889    0.79       4,218    0.60          -       -           -        -
  Commercial                      125,725   21.86      91,703   14.73      99,318   14.17      42,277    5.63      37,079     4.79
  Land                              8,082    1.40       4,164    0.67       3,697    0.53       3,394    0.45       2,064     0.27
Total real estate loans           387,655   67.39     476,979   76.64     573,663   81.83     729,140   97.10     757,904    97.87

Non-real estate loans:
  Savings accounts                  1,294    0.22       1,262    0.20       2,091    0.3        1,957    0.26       1,800     0.23
  Home improvement and home
    equity loans                  112,248   19.51      65,092   10.46      50,464    7.2        8,338    1.11       6,726     0.87
  Other consumer                   16,073    2.79      16,926    2.72      18,697    2.6        6,888    0.92       4,568     0.59
  Commercial                       57,975   10.08      62,102    9.98      56,098    8.0        4,586    0.61       3,443     0.44
Total non-real estate loans       187,590   32.61     145,382   23.36     127,350   18.1       21,769    2.90      16,537     2.13
 Total loans                      575,245  100.00%    622,361  100.00     701,013  100.0      750,909  100.00%    774,441   100.00%

Less:
Undisbursed portion of loans        7,541               3,609               8,473              10,350              24,176
Deferred loan fees                  3,219               3,911               4,599               7,440               7,988
Allowance for loan losses           6,934               7,376               7,951               4,082               2,484
Net loans                        $557,551            $607,465            $679,990            $729,037            $739,793


     The following table sets forth the amount of fixed-rate and adjustable rate loans, net of loans in process and non-performing loans, included in the total loan portfolio at the dates indicated.

                                                       At September 30,
                                     ------------------------------------------------
                                               2003                     2002
                                     ----------------------    ----------------------
                                       Amount      Percent      Amount       Percent
                                     ---------     -------     ---------     --------
                                                    (Dollars in thousands)

Fixed rate . . . . .                 $270,479       47.99%      $410,499       66.43%
Adjustable-rate...                    293,106       52.01        207,458       33.57
                                     --------      -------      --------      -------
     Total........                   $563,585      100.00%      $617,957      100.00%


     Permanent Residential One- to Four-Family Mortgage Loans. The primary lending activity of the Association has been the origination of permanent residential one- to four-family mortgage loans. Management believes that this policy of focusing on single-family residential mortgage loans has been successful in contributing to interest income while keeping delinquencies and losses to a minimum. At September 30, 2003, $195.8 million, or 34.04%, of the Association's total loan portfolio, before net items, consisted of permanent residential one- to four-family mortgage loans, down from $339.4 million at September 30, 2002. At September 30, 2003, the average balance of the Association's permanent residential one- to four-family mortgage loans was $73,245.

     The Association presently originates both fixed-rate mortgage loans and adjustable-rate mortgages ("ARMs") secured by one- to four-family properties with terms of 15 to 30 years. Historically, most of the loans originated by the Association have been fixed-rate loans secured by one- to four-family properties. At September 30, 2003, $161.9 million, or 28.73%, of the total loans after loans in process and non-performing loans were fixed rate one- to four-family loans and $41.6 million, or 7.38%, were ARM loans. Borrower demand for ARM loans versus fixed-rate mortgage loans is a function of the level of interest rates, the expectations of changes in the level of interest rates and the difference between the initial interest rates and fees charged for each type of loan. The relative amount of fixed-rate mortgage loans and ARM loans that can be originated at any time is largely determined by the demand for each in a competitive environment. In order to improve interest rate risk, the Association sells the majority of its conforming fixed rate one- to four-family mortgage production, while ARM loans are retained in the portfolio.

     The loan fees charged, interest rates and other provisions of the Association's ARM loans are determined by the Association on the basis of its own pricing criteria and competitive market conditions. At September 30, 2003, the Association charged origination fees ranging from 1.00% to 1.75% on its ARM loans.

     In an attempt to increase adjustable rate mortgages in the loan portfolio, the Association offers several loan products which are competitive with other institutions originating mortgages in the Association's primary market area. The Association has introduced variable rate loan products that bear fixed rates for the first three or five years and then reprice annually thereafter. The loans which bear fixed rates for five years are indexed to the One-Year Constant Maturity Treasury Bill Index and have a maximum rate increase of 5% over the life of the loan. The loans which bear fixed rates for the first three years are indexed to the FHLB of Seattle 12-Month Short Term Advance Rate and have a maximum rate increase of 6% over the life of the loan. All ARM loan products have a maximum increase or decrease of 2% in any one year. As a supplement to origination of ARM loans, the Association purchases ARMs from other institutions when suitable loans can be found which meet its underwriting criteria.

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

     The Association also has a limited amount of non-owner-occupied permanent residential one- to four-family mortgage loans in its portfolio. These loans are underwritten using generally the same criteria as owner-occupied permanent residential one- to four-family mortgage loans, except that the maximum loan-to-value ratio is generally 80% of the lesser of the appraised value or purchase price of the property and such loans are generally provided at an interest rate higher than loans on owner-occupied residences.

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

     Commercial and Multi-Family Real Estate Loans. The Association originates loans secured by multi-family and commercial real estate and also purchases participations in loans secured by multi-family and commercial real estate when suitable investments can be found. See "-- Loan Originations, Purchases, and Sales." At September 30, 2003, $32.0 million, or 5.57%, of the Association's total loan portfolio before net items consisted of loans secured by existing multi-family residential real estate and $125.7 million, or 21.86%, of the Association's total loan portfolio before net items consisted of loans secured by existing commercial real estate. The Association's commercial and multi-family real estate loans primarily include loans secured by office buildings, small shopping centers, churches, mini-storage warehouses and apartment buildings. Substantially all of the Association's commercial and multi-family real estate loans are secured by properties located in the Association's primary market area. The average outstanding balance of commercial and multi-family real estate loans was $312,617 at September 30, 2003, the largest of which was a $4.5 million commercial loan secured by retail space. Originations of commercial real estate and multi-family residential real estate amounted to 17.19%,11.20% and 16.46% of the Association's total loan originations in the fiscal years ended September 30, 2003, 2002, and 2001, respectively. As part of the WAMU acquisition in September 2001, the Association purchased $9.1 million in multi-family residential loans and $54.6 million in commercial real estate loans. During the year ended September 30, 2003 the Association purchased $3.9 million in commercial real estate participations. The properties securing these loans were located within the Association's market area.

     The Association's commercial and multi-family loans generally have terms which range up to 25 years and loan-to-value ratios of up to 75%. The
Association currently originates fixed and adjustable rate commercial and multi-family real estate loans. Commercial real estate and multi-family adjustable rate loans are priced to be competitive with other commercial lenders in the Association's market area. A variety of terms are available to meet specific commercial and multi-family residential financing needs. As of September 30, 2003, $151.6 million, or 26.89%, after loans in process and non-performing loans of other mortgage loans, including commercial and multi-family residential real estate loans, had adjustable rates of interest.

     Multi-family residential and commercial real estate lending is generally considered to involve a higher degree of risk than permanent residential one- to four-family lending. Such lending typically involves large loan balances concentrated in a single borrower or groups of related borrowers. In addition, the payment experience on loans secured by income-producing properties is typically dependent on the successful operation of the related real estate project and thus may be subject to a greater extent to adverse conditions in the real estate market or in the economy generally. The Association generally attempts to mitigate the risks associated with multi-family residential and commercial real estate lending by, among other things, lending on collateral located in its market area and following strict underwriting standards. Loans considered for purchase are subjected to the same underwriting standards as those originated by the Association.

     Construction Loans. The Association makes construction loans to individuals for the construction of their single-family residences. The Association also makes loans to builders for the construction of single-family residences which are not presold at the time of origination ("speculative loans") and for construction of commercial properties. Speculative loans are scheduled to pay off in 12 to 18 months. At September 30, 2003, construction loans amounted to $16.7 million (including $804,912 of speculative loans), or 2.89%, of the Association's total loan portfolio before net items. The Association purchased $1.7 million in commercial construction loans from WAMU as part of the branch purchase. During the construction phase, the borrower pays only interest on the disbursed loan proceeds until maturity, when the total amount is due. The Association's construction loan agreements generally provide that loan proceeds are disbursed in increments as construction progresses. The Association periodically reviews the progress of the underlying construction project through physical inspections.

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

     Land Loans. The Association makes loans to individuals for the purpose of acquiring land upon which to build their permanent residence. These loans generally have 20 year amortization periods, with a balloon payment due in five years, and maximum loan-to-value ratios of 80%. As of September 30, 2003, $8.1 million, or 1.40%, of the Association's total loan portfolio consisted of land loans.

     Commercial Business Lending. The purchase of the branches from WAMU in September 2001 included significant commercial business loans as well as the lending expertise needed for commercial lending activities. As a result, commercial business lending has increased due to both loans purchased from WAMU and new originations during fiscal 2003. The Association's commercial business lending activities focus primarily on small to medium size businesses owned by individuals well known to the Association and who reside in the Association's primary market area. At September 30, 2003, commercial business loans amounted to $58.0 million, or 10.08% of the total loan portfolio and 30.91% of total non-real estate loans. Included in these loans are $14.1 million of agricultural production loans. See "-- Agricultural Lending."

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

     Agricultural Lending. The Association did not offer loans on agricultural properties or for agricultural production until the WAMU branch acquisition, even though agriculture is a major industry in the Association's market area. As part of the WAMU branch acquisition, the Association purchased $4.2 million of agricultural real estate loans and $11.9 million of agricultural production loans, as well as obtaining lending personnel with expertise in originating and monitoring agricultural loans. At September 30, 2003, total agricultural loans amounted to $23.5 million, or 4.08%, of the total loan portfolio; $9.4 million of these loans were secured by real estate and the remaining $14.1 million are agricultural production loans.

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

     Federal savings and loan associations are authorized to make loans secured by business or agricultural real estate in amounts up to 400% of capital and to make additional loans to businesses and farms (which may, but need not be secured by real estate) in amounts up to 20% of assets provided that all loans in excess of the 10% of assets must be made to small businesses and farms that qualify as small businesses. Effective January 1, 2003, the OTS increased the dollar amount limit in the definition of small business loans from $1 million to $2 million and farm loans from $500,000 to $2 million. As of September 30, 2003, the Association was well within the regulatory limits for such business loans.

     Consumer and Other Lending. The Association originates a variety of consumer loans. Such loans generally have shorter terms to maturity and higher interest rates than mortgage loans. At September 30, 2003, the Association's consumer loans totaled $129.6 million, or 22.53%, of the Association's total loans. A total of $50.6 million in consumer loans were added to the portfolio as part of the WAMU branch acquisition in September 2001. The Association's consumer loans consist primarily of home improvement and equity loans, automobile loans, boat and recreational vehicle loans, unsecured loans, and deposit account loans.

     The Association has placed increasing emphasis on the origination of consumer loans due to their shorter terms and higher yields than residential mortgage loans. Factors that may affect the ability of the Association to increase its originations in this area include the demand for such loans, interest rates and the state of the local and national economy.

     The Association offers consumer lines of credit on either a secured or unsecured basis. Secured lines of credit are generally secured by a second mortgage on the borrower's primary residence. Secured and unsecured lines of credit have interest rates that vary above the prime lending rate based on the credit risk of the borrower, collateral, and loan amount. In both cases, the rate adjusts monthly. The Association requires minimum payment of interest only, and depending on the loan product, may require at least 2% of the unpaid principal balance monthly. At September 30, 2003, $57.4 million was outstanding on approved lines of credit.

     The Association offers home equity and home improvement loans that are made on the security of primary residences. Loans normally have terms of up to 15 years requiring monthly payments of principal and interest. At September 30, 2003, home equity loans and home improvement loans amounted to $112.2 million, or 86.60% of consumer loans, and 19.51% of total loans.

     At September 30, 2003, the Association's automobile loan portfolio amounted to $5.5 million, or 4.26%, of consumer loans and less than 1% of total loans at that date. The maximum term for the Association's automobile loans is 72 months with the amount financed based upon a percentage of purchase price. The
Association generally requires all borrowers to maintain the automobile insurance, including collision, fire and theft, with a maximum allowable deductible and with the Association listed as loss payee.

     At September 30, 2003, unsecured consumer loans amounted to $5.1 million, or less than 1%, of total loans. These loans are made for a maximum of 48 months or less with fixed rates of interest and are offered primarily to existing customers of the Association.

     Consumer loans potentially have a greater risk than do residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and other vehicles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans. At September 30, 2003, the Association had $60,217 in consumer loans accounted for on a nonaccrual basis.

     Loan Maturity and Repricing. The following table sets forth certain information at September 30, 2003 regarding the dollar amount of total loans, after loans in process and non-performing loans, maturing in the Association's portfolio, based on the contractual terms to maturity or repricing date. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less.


                                                      After One Year
                              Within One Year         Through 5 Years       After 5 Years         Total
                                                    (In thousands)

Permanent residential
   one- to four-family:
  Adjustable rate..........        $17,343                $24,229          $        --         $ 41,572
  Fixed rate...............          4,118                  1,496              156,290          161,904
Other mortgage loans:
  Adjustable rate..........         48,895                101,515                1,144          151,554
  Fixed rate...............            402                  8,163               12,804           21,369
Non-real estate loans:
  Adjustable rate..........         95,402                  4,228                  350           99,980
  Fixed rate...............          2,922                 16,526               67,758           87,206
    Total loans............       $169,082               $156,157             $238,346         $563,585


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

     Loan Commitments. The Association issues commitments for fixed and adjustable rate loans conditioned upon the occurrence of certain events. Such commitments are made on specified terms and conditions and are honored for up to 60 days from commitment. The Association had outstanding loan commitments of approximately $45.1 million at September 30, 2003 consisting of $24.8 million of variable rate loans and $20.3 million of fixed rate loans. See Note 15 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

     Loan Originations, Purchases and Sales. The Association has originated a majority of the loans in its portfolio. During the year ended September 30, 2003, the Association originated $428.2 million in total loans, compared to $283.3 million during the same period of 2002. The higher level of loan originations was attributable to decreasing interest rates which fueled refinancing activity. The Association has a program to sell loans to Fannie Mae and other lenders. Through this program, $99.1 million of primarily fixed rate loans were sold during the year ended September 30, 2003, all of which were one- to four-family mortgages. Servicing was not retained on the loans sold during fiscal 2003. During the year ended September 30, 2002, the Company sold $68.7 million of fixed rate single family mortgages on the secondary market. Servicing was not retained on these loans.

     As noted previously, the Association purchased $179.3 million in loans from WAMU as part of the branch acquisition.

     The Association has also previously purchased permanent residential one- to four-family mortgage loans on detached residences from various localities throughout the western United States, primarily Oregon, Washington, and California. These loans were underwritten on the same basis as permanent residential one- to four-family real estate loans originated by the Association. At September 30, 2003, the balance of these loans was $2.0 million.

     The Association also purchases multi-family and commercial real estate mortgage loans secured by properties within the Association's primary market area. At September 30, 2003, the balance of such purchased loans was $16.6 million. These loans were underwritten on the same basis as similar loans originated by the Association.

     The following table shows total loans originated, purchased and sold, loan reductions and the net increase in the Association's loans during the periods indicated.

                                                          Year Ended September 30,
                                                  --------------------------------------
                                                     2003          2002           2001
                                                  ----------     ---------      --------
                                                                 (In thousands)

Total net loans at beginning of period......        $607,465      $679,990      $729,037

Loans originated and purchased:
 Real estate loans originated (1)...........         247,256       161,278        93,907
 Real estate loans purchased................           3,875         1,683        83,192
 Non-real estate loans originated...........         117,073       120,388        42,586
 Non-real estate loans purchased............              --            --        99,720
                                                    --------      --------      --------
   Total loans originated and purchased.....         428,204       283,349       319,405

Loan reductions:
 Principal paydowns.........................        (375,880)     (287,526)     (145,544)
 Loans sold.................................         (99,100)      (68,661)      (30,709)
 Loans securitized..........................               -             -      (190,300)
 Other reductions (2).......................          (3,138)          313        (1,899)
                                                    --------      --------      --------
    Total loan reductions...................        (478,118)     (355,874)     (368,452)
                                                    --------      --------      --------
Total net loans at end of period............        $557,551      $607,465      $679,990
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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 91, which deals with the accounting for non-refundable fees and costs associated with originating or acquiring loans, the Association's loan origination fees and certain related direct loan origination costs are offset, and the resulting net amount is deferred and amortized as income over the contractual life of the related loans as an adjustment to the yield of such loans, or until the loan is paid in full. At September 30, 2003, the Association had $3.2 million of net loan fees which had been deferred and are being recognized as income over the contractual maturities of the related loans.

Asset Quality

     Delinquent Loans. The following table sets forth information concerning delinquent loans at September 30, 2003, in dollar amount and as a percentage of the Association's total loan portfolio. The amounts presented represent the total outstanding principal balances of the related loans, rather than the actual payment amounts which are past due.

                      Permanent resident            Commercial            Commercial
                          1-4 family                Real Estate         Non-Real Estate         Consumer              Total
                      Amount Percentage          Amount Percentage     Amount Percentage    Amount Percentage     Amount Percentage
                                            (Dollars in thousands)

Loans delinquent for
90 days and more..      $175      0.03%           $ 103      0.02%       $461      0.08%      $60       0.01%      $799       0.14%

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

     Real estate acquired by foreclosure is classified as real estate owned until such time as it is sold. See Note 1 of the Notes to Consolidated Financial Statements contained Item 8 of this Report. When such property is acquired, it is recorded at the lower of the balance of the loan on the property at the date of acquisition (not to exceed the net realizable value) or the estimated fair value. Costs, excluding interest, relating to holding the property are expensed as incurred. Valuations are periodically performed by management and an allowance for losses is established by a charge to operations if the carrying value of the property exceeds its estimated net realizable value. From time to time, the Association also acquires personal property which is classified as other repossessed assets and is carried on the books at estimated fair market value and disposed of as soon as commercially reasonable.

     As of September 30, 2003, the Association's total nonaccrual loans amounted to $799,476, or 0.14% of total loans, before net items, compared with $1.1 million, or 0.18% of total loans, before net items, at September 30, 2002. Nonaccrual loans at September 30, 2003 by type are detailed in the table below. The decrease in nonaccrual loans is primarily attributable to decreases in nonaccrual commercial and consumer loans. The balance of these types of loans increased considerably with the WAMU branch acquisition in 2001, resulting in increased nonaccrual loans of these types for 2002.

     At September 30, 2003, the Association had $67,290 in restructured loans.

     Real estate owned decreased somewhat from the prior year due to sales of properties held at September 30, 2002. Real estate owned at September 30, 2003 consists of one commercial property and one single-family residence.

     The  following   table  sets  forth  the  amounts  and  categories  of  the
Association's non-performing assets at the dates indicated.

                                                                        At September 30,
                                               2003       2002        2001        2000        1999
                                                              (Dollars in thousands)

Non-accruing loans:
    One- to four-family real estate ......      $175       $444        $270       $715          $915
    Commercial real estate................       461        353          --         --         2,400
    Commercial non-real estate............       103         47          --         --            --
    Consumer..............................        60        247          --         95            --
Accruing loans greater than 90
  days delinquent.........................        --         --          --         --            --
    Total non-performing loans............       799      1,091         270        810         3,315

Real estate owned.........................       645        717         446        788         1,495
Other repossessed assets..................         6         42          --         --            --
    Total repossessed assets..............       651        759         446        788         1,495
    Total non-performing assets...........    $1,450     $1,850       $ 716     $1,598        $4,810

Total non-performing assets as a
  percentage of total assets..............      0.09%      0.12%       0.05%      0.16%         0.46%

Total non-performing loans as a
  percentage of total loans,
  before net items........................      0.14%      0.18%       0.04%      0.21%         0.62%

Allowance for loan losses as a
  percentage of total non-performing
  assets..................................    477.88%    398.70%    1110.47%    255.44%        51.64%

Allowance for loan losses as a percentage
  of total non-performing loans...........    866.75%    676.08%    2944.81%    503.95%        74.93%

     The allowance for loan losses as a percentage of both total non-performing assets and total non-performing loans decreased significantly when comparing September 30, 2003 and 2002 to September 30, 2001. These decreases are the result of increases in non-performing loans and non-performing assets at September 30, 2003 and 2002 when compared with September 30, 2001. In addition, at September 30, 2001, the allowance balance was greatly increased due to the loans purchased from WAMU. Because the majority of the loans purchased from WAMU were commercial and consumer loans with higher associated risks, the allowance increased, yet, because the loans were added in September 2001 there had not been an impact causing the level of non-performing loans and assets to increase by

September 30, 2002. At present, the performance of the purchased loans has exceeded expectations and the Association believes that current reserves are adequate to cover the risk in the portfolio based on current levels of delinquency and non-performing assets.

     For the year ended September 30, 2003, the amount of gross income that would have been recorded in the period then ended if non-accrual loans and troubled debt restructurings had been current according to their original terms, and the amount of interest income on such loans that was included in net income for each of such periods, were, in both cases, less than 1% of total interest income.

     Classified Assets. Federal regulations require that each insured savings association classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are four categories used to classify problem assets: "special mention," "substandard," "doubtful," and "loss." Special mention assets are not considered classified assets, but are assets of questionable quality that have potential or past weaknesses that deserve management's close attention and monitoring. Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. If an asset or portion thereof is classified loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss or charge-off such amount. General loss allowances established to cover probable losses related to special mention assets and assets classified substandard or doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and the amounts reserved.

     As of September 30, 2003, total classified assets amounted to 0.16% of total assets, a decrease from 0.30% at September 30, 2002. Assets classified substandard at September 30, 2003 totaled $2.5 million and included $175,640 in one- to four-family residential loans, $1.4 million in commercial real estate, $185,486 in commercial non-real estate loans and $651,254 in foreclosed real estate and other repossessed assets consisting of one single family residence, a commercial property, and an automobile. Assets classified substandard at September 30, 2002 totaled $4.4 million and included $353,781 in one- to four-family construction loans, a $843,144 land development loan, $2.1 million in commercial real estate and $758,663 in foreclosed real estate and other repossessed assets consisting of five single family residences, a commercial property and a boat. These problem assets were not concentrated in any one market area.

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

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate by management to provide for probable loan losses based on management's assessment of various factors affecting the loan portfolio, including a review of all loans for which full collectability may not be reasonably assured, an overall evaluation of the quality of the underlying collateral, economic conditions, historical loan loss experience and other factors that warrant recognition in providing for an adequate loan loss allowance. The level of allowance for loan losses is determined based on stratifying the loan portfolio into based on internal loan loss rates startified by loan type, the Company's internal risk ratings for individual commercial loans, thrift industry charge off rates by loan type, and peer group levels of allowance for loan losses. While management believes it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments to the allowance for loan losses and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At September 30, 2003, the Association had an allowance for loan losses of $6.9 million, which was equal to 477.88% of non-performing assets and 1.21% of total loans. 16

     Provisions for loan losses are charged to earnings to bring the total allowance for loan losses to a level deemed appropriate by management. Management considers historical loan loss experience, the volume and type of lending conducted by the Association, industry standards, the amount of non-performing assets, general economic conditions (particularly as they relate to the Association's market area), and other factors related to the collectibility of the Association's loan portfolio in their determination of the adequacy of the allowance and the provision. The provisions for loan losses charged against income for the years ended September 30, 2003, 2002 and 2001 were zero, $156,000, and $387,000 respectively. Management believes that the amount maintained in the allowance will be adequate to absorb probable losses in the portfolio.

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

                                                              At or for the Year Ended September 30,
                                                     2003           2002         2001        2000         1999
                                                                            (Dollars in thousands)
Total loans outstanding........................    $575,245       $622,361    $701,013     $750,909    $774,441

Average loans outstanding......................    $585,737       $660,246    $611,095     $747,842    $721,658

Allowance at beginning of period...............   $   7,376      $   7,951   $   4,082      $ 2,484   $   1,950
Loans charged off:
     One-to four-family........................          --             --          (3)          --          --
     Construction..............................          (7)            --         (19)         (32)         --
     Commercial real estate....................          --           (323)         --         (559)       (392)
     Commercial business.......................        (100)          (134)        (12)          --          --
     Consumer..................................        (400)          (290)        (56)         (16)         (6)
          Total charge offs                            (507)          (747)        (90)        (607)       (398)
Recoveries of loans previously charged off:
     Commercial real estate....................         --              --          34          440          --
     Commercial business.......................          21             --          --           --          --
     Consumer..................................          44             16           8            1          --
          Total recoveries                               65             16          42          441          --
Provision for loans losses.....................          --            156         387        1,764         932
Acquisitions...................................          --             --       3,761           --          --
Allowance reclassified with loan securitization          --             --        (231)          --          --
Allowance at end of period.....................  $    6,934     $    7,376  $    7,951      $ 4,082   $   2,484
Allowance for loan losses as a percentage
 of total loans outstanding....................       1.21%          1.19%       1.13%        0.54%       0.31%

Ratio of net charge-offs to average loans
 outstanding during the period.................       0.08%          0.11%       0.01%        0.02%       0.06%

     The following table sets forth the breakdown of the allowance for loan losses by loan category and summarizes the percentage of total loans, before net items, in each category to total loans, before net items, at the dates indicated.

                                                                  At September 30,

                                2003                                     2002                                     2001
                             Percent of                               Percent of                              Percent of
                   Amount  Allowance in   Percent of       Amount  Allowance in   Percent of       Amount  Allowance in   Percent of
                       of   Category to  Total Loans           of   Category to  Total Loans           of   Category to  Total Loans
                Allowance    Total Loan  by Category    Allowance   Total Loans  by Category    Allowance   Total Loans  by Category
                                                               (Dollars in thousands)

Permanent
  residential One
  to Four family.. $1,365         0.24%      34.04%        $1,191         0.19%      54.53%        $1,292          0.19%     60.12%

  residential.....    386         0.07        5.57            528         0.09        3.47            540          0.08       3.32
Construction......    201         0.03        2.89            422         0.07        2.45             12          0.01       3.09
Agriculture.......    113         0.02        1.63            169         0.03        0.79            158          0.02       0.60
Commercial
  real estate.....  1,590         0.28       21.86          2,611         0.42       14.73          3,611          0.52      14.17
Land..............     97         0.02        1.40             77         0.01        0.67            324          0.02       0.53
Commercial and
  industrial......  1,482         0.25       10.08          1,560         0.25        9.98          1,325          0.19       8.00
Consumer..........  1,700         0.30       22.53            818         0.13       13.38            689          0.10      10.17


   Total.......... $6,934         1.21%     100.00%        $7,376         1.19%     100.00%      $7,951          1.13%     100.00%

                                                                  At September 30,

                                2000                                     1999
                             Percent of                               Percent of
                   Amount  Allowance in   Percent of       Amount  Allowance in   Percent of
                       of   Category to  Total Loans           of   Category to  Total Loans
                Allowance    Total Loan  by Category    Allowance   Total Loans  by Category
                                                               (Dollars in thousands)

Permanent
  residential One
  to Four family.. $1,449         0.19%      85.12%        $1,103         0.14%      83.56%
Multi-family
  residential.....    385         0.05        2.53            267         0.03        2.38
Construction......    420         0.05        3.37            221         0.03        6.87
Agriculture.......     --         -           -                --         -           -
Commercial
  real estate.....  1,403         0.19        5.63            730         0.09        4.79
Land..............    168         0.02        0.45             28           --        0.27
Commercial and
  industrial......     86         0.01        0.61             23           --        0.44
Consumer..........    191         0.03        2.29            112         0.02        1.69


   Total.......... $4,082        0.54%      100.00%        $2,484        0.31%      100.00%

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

Investment Activities

     Federally chartered savings institutions have the authority to invest in securities of various federal agencies, certain insured certificates of deposit of banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. OTS regulations restrict investments in corporate debt securities of any one issuer in excess of 15% of the Association's unimpaired capital and unimpaired surplus, as defined by federal regulations, which totaled $105.8 million at September 30, 2003, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "REGULATION OF THE ASSOCIATION -- Federal Regulation of Savings Associations -- Loans to One Borrower" for a discussion of additional restrictions on the Association's investment activities.

     The investment securities portfolio is managed in accordance with a written investment policy adopted by the Board of Directors and administered by the Investment Committee, which consists of the President and four Board members. Generally, the investment policy is to invest funds among various categories of investments and maturities based upon the need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, and to fulfill the asset/liability management policy. The President and the Chief Financial Officer may independently invest up to 1.0% of total assets of the Company within the parameters set forth in the Investment Policy, to be subsequently reviewed with the Investment Committee or Board of Directors at its next scheduled meeting. Transactions or investments in any one security determined by type, maturity and coupon in excess of $10.0 million or 1.0% of assets are not permitted without investment committee or board approval.

     Investment securities held to maturity are carried at cost and adjusted for amortization of premiums and accretion of discounts. As of September 30, 2003, the Company had no held to maturity securities. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value. Securities available for sale include securities that management intends to use as part of its asset/liability management strategy that may be sold in response to changes in interest rates or significant prepayment risks or both. As of September 30, 2003, the portfolio of securities available for sale consisted of $44.6 million in tax exempt securities issued by states and municipalities, $10.1 million in FHLB obligations, $15.4 million in federal agency preferred stock, and $70.8 million in investment grade corporate investments.

     During the year ended September 30, 2003, the Company recorded a $3.5 million loss related to recognition of other than temporary impairment of the federal agency preferred stock.

     During the years ended September 30, 2003, 2002, and 2001, neither the Company nor the Association held any off-balance sheet derivative financial instruments in their investment portfolios to which the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, would apply.

     The following tables set forth certain information relating to the investment securities portfolio held to maturity and securities available for sale at the dates indicated.

                                                                                    At September 30,
                                                             2003                          2002                          2001
                                                Amortized      Fair          Amortized      Fair         Amortized        Fair
                                                  Cost         Value           Cost         Value         Cost            Value
                                                                                     (In thousands)
Held to maturity:
  State and municipal obligations.............  $     --      $     --      $     --      $     --     $     135      $     137

Available for sale:
  U.S. Government obligations.................        --            --            --            --        40,120          40,852
  State and municipal obligations.............    42,242        44,585        39,578        42,026        32,951          33,640
  FHLB obligations............................    10,000        10,087             -             -             -              --
  Corporate obligations.......................    71,382        70,834        61,648        59,423        65,404          64,718
  FHLMC preferred stock.......................    15,170        15,433        18,715        18,093        15,716          15,466
    Total.....................................  $138,794      $140,939      $119,941      $119,542      $154,326        $154,813

                                                                                  At September 30,
                                                          2003                         2002                       2001
                                                Amortized      Percent of    Amortized      Percent of   Amortized     Percent of
                                                  Cost         Portfolio       Cost         Portfolio    Cost          Portfolio
                                                                               (Dollars in thousands)
Held to maturity:
  State and municipal obligations............. $      --            --%    $      --            --%   $      135            0.09%

Available for sale:
  U.S. Government obligations.................        --            --            --            --        40,120           26.00
  State and municipal obligations.............    42,242         30.44        39,578         33.00        32,951           21.35
  FHLB obligations............................    10,000          7.20             -             -             -               -
  Corporate obligations.......................    71,382         51.43        61,648         51.40        65,404           42.38
  FHLMC preferred stock.......................    15,170         10.93        18,715         15.60        15,716           10.18


    Total.....................................  $138,794        100.00%     $119,941        100.00%     $154,326          100.00%

     The following table sets forth the maturities and weighted average yields of the debt securities in the investment portfolio at September 30, 2003.

                                    One Year        After One Through      After Five Through           After Ten
                                      or Less             Five Years              Ten Years               Years
                               Amount      Yield    Amount      Yield      Amount        Yield     Amount     Yield
                                                                     (Dollars in thousands)
Available for sale:
  State and municipal
   obligations (1)               $485      4.11%      $--       -          $2,182        4.10%    $39,575     5.11%
  FHLB obligations                 --      -       10,000       3.85%          --        -             --     -

  Corporate obligations        11,860      4.04%   39,680       3.80%          --        -         19,842     1.74%
  FHLMC preferred stock            --      -           --       -              --        -         15,170     2.75%
                               ______               ______                   ____                  ______
    Total                     $12,345             $49,680                  $2,182                 $74,587


(1) Interest on state and municipal obligations is tax-exempt for federal income tax purposes.  The yields reported have not been calculated on a tax-equivalent basis.

     At September 30, 2003 the Company did not hold any securities from a single issuer, other than the U.S. Government, whose aggregate book value was in excess of 10% of the Company's shareholders' equity, or $12.0 million.

Mortgage-Backed and Related Securities

     At September 30, 2003, the Company's net mortgage-backed and related securities, all designated as available- for-sale, totaled $680.7 million at fair value ($678.9 million at amortized cost) and had a weighted average yield of 3.42%. At September 30, 2003, 20.58% of the mortgage-backed and related securities were adjustable rate securities.

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

     The second group, called agency-backed collateralized mortgage obligations ("CMOs"), consists of securities created from and secured by the securities in the first group described above. CMOs are an example of a security called a derivative, because they are derived from mortgage pass-through securities. Underwriters of CMOs create these securities by dividing up the interest and principal cash flows from the pools of mortgages and selling these different slices of cash flows as a new and different class of individual securities or "tranches." At September 30, 2003, the Company held $285.2 million of CMOs, comprised primarily of three classes, planned amortization class tranches
("PACs"), Sequentials, and Floaters. The least volatile CMOs are PACs. With PACs, the yields, average lives, and lockout periods when no principal payments are received are designed to be more stable and predictable than the actual performance of the underlying MBS. PACs are available in a variety of short term maturities, usually two, three, five, or seven years. Sequentials, as the name implies, pay principal and interest sequentially. For example, the "A" tranche receives payments of principal and interest first, while the "B" and "C" tranches only receive interest until the "A" tranche principal par value is completely paid. Then the "B" tranche begins receiving principal and interest until all of its principal is paid, and so on. Sequential pay CMOs are created to obtain a more predictable cash flow than the underlying simple pass-through securities. However, the cash flow risk from the underlying pool remains the same. CMO floaters are similar to adjustable rate mortgages; they carry an interest rate that changes in a fixed relationship to an interest rate index, typically the London Interbank Offer Rate ("LIBOR"). Floaters usually have caps that determine the highest interest that can be paid by the securities. Except for caps on Floaters, PACs and Floaters may help to manage interest rate risk by reducing asset duration. They also may help manage price volatility since they typically have short maturities or coupons that reset monthly or quarterly to reflect changes in the index rate.

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

     During the year ended September 30, 2002, MBS with a fair value of $376,335 were transferred from the held- to-maturity category to the available-for-sale portfolio. The Company does not have plans to purchase or classify securities as held-to-maturity in the foreseeable future.

     The following tables set forth certain information relating to the mortgage-backed and related securities portfolio held to maturity and available for sale at the dates indicated.

                                                                                               At September 30,
                                                             2003                          2002                          2001

                                                Amortized      Fair          Amortized      Fair         Amortized        Fair
                                                  Cost         Value           Cost         Value          Cost           Value
                                                                             (In thousands)
Held to maturity:
  GNMA........................................      $ --          $ --          $ --          $ --       $ 1,621         $ 1,642

Available for sale:
  Fannie Mae..................................   259,120       260,524       128,867       130,233        56,833          57,194
  FHLMC.......................................   127,321       126,188        56,605        57,348        19,538          19,797
  GNMA........................................     8,809         8,775        24,346        24,593         6,816           6,977
  CMOs........................................   283,638       285,232       430,487       438,622       336,452         337,670


    Total.....................................  $678,888      $680,719      $640,305      $650,796      $421,260        $423,280


                                                                                                  At September 30,
                                                                2003                             2002                          2001
                                                Amortized      Percent of    Amortized      Percent of   Amortized        Percent of
                                                  Cost         Portfolio       Cost         Portfolio      Cost           Portfolio
                                                                               (Dollars in thousands)
Held to maturity:
  GNMA........................................      $ --            --          $ --            --       $ 1,621            0.38%

Available for sale:
  Fannie Mae..................................   259,120         38.17       128,867         20.13        56,833           13.49
  FHLMC.......................................   127,321         18.75        56,605          8.84        19,538            4.64
  GNMA........................................     8,809          1.30        24,346          3.80         6,816            1.62
  CMOs........................................   283,638         41.78       430,487         67.23       336,452           79.87


    Total.....................................  $678,888        100.00%     $640,305        100.00%     $421,260          100.00%

Other Interest-Earning Assets

     The Company has an other interest-earning asset of $457,000 earning 8.07% and maturing in May 2112.

Interest-Earning Deposits

     The Company had interest-earning deposits in the FHLB of Seattle amounting to $613,016 and $5.9 million at September 30, 2003 and 2002, respectively.

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

     The Association occasionally accepts deposits from outside its primary market area through both private placements and brokered deposits if the terms of the deposits fit the Association's specific needs and are at a rate lower than the rates on similar maturity borrowings through the FHLB of Seattle. At September 30, 2003, there were no such deposits.

     Interest rates paid, maturity terms, service fees and withdrawal penalties are established and reviewed on a periodic basis by the Association. Determination of rates and terms are predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations.

     For the year ended September 30, 2003, the Association experienced a net decrease in deposits (before interest credited) of $90.2 million. The majority of the decrease relates to declining balances in certificates of deposit. During fiscal 2003, the Association continued the conscious effort to reduce interest expense on higher-priced certificate accounts resulting in a decrease of $106.6 million for certificates as they matured and were not renewed. Checking, savings, and money market accounts increased $32.7 million during the year ended September 30, 2003.

     At September 30, 2003, certificate accounts maturing during the year ending September 30, 2004 totaled $201.3 million. Based on historical experience, the Association expects that a significant amount will be renewed with the Association at maturity. In the event a significant amount of such accounts are not renewed at maturity, the Association would not expect a resultant adverse impact on operations and liquidity because of the Association's borrowing capacity. See "-- Borrowings."

     In the unlikely event the Association is liquidated, depositors will be entitled to full payment of their deposit accounts prior to any payment being made to the Company, which is the sole shareholder of the Association. The majority of the Association's depositors are residents of the State of Oregon.

     The following table indicates the amount of certificate accounts with balances of $100,000 or greater by time remaining until maturity as of September 30, 2003.


                                                           Certificate
                  Maturity Period                            Accounts
                                                           (In thousands)

                     Three months or less...............      $13,204
                     Over three through six months......        8,618
                     Over six through twelve months.....       18,018
                     Over twelve months.................       44,169
                         Total..........................      $84,009

     The following table sets forth the deposit balances in the various types of deposit accounts offered by the Association at the dates indicated.


                                                                                 At September 30,
                                     -----------------------------------------------------------------------------------------------
                                                   2003                                2002                            2001
                                     ----------------------------------  ------------------------------------  ---------------------
                                                 Percent                             Percent                                Percent
                                                    of        Increase                  of          Increase                   of
                                         Amount    Total     (Decrease)      Amount    Total       (Decrease)     Amount      Total
                                     ----------   ------     ----------  -----------  -------      ----------  ---------    --------
                                                                               (Dollars in thousands)
Certificates of deposit..........      $350,113    32.78%    ($106,606)    $456,719    39.99%      ($87,161)     $543,880    47.17%

Transaction accounts:

Non-interest checking............       161,451    15.12        18,678      142,773    12.50         12,124       130,649    11.33
Interest-bearing checking........       136,557    12.79        10,690      125,867    11.02          9,111       116,756    10.13
Passbook and statement savings...        93,311     8.74         7,310       86,001     7.53          8,355        77,646     6.74
Money market deposits............       326,631    30.58        (4,015)     330,646    28.96         46,753       283,893    24.63
Total transaction accounts.......       717,950    67.22        32,663      685,287    60.01         76,343       608,944    52.83

Total deposits...................    $1,068,063   100.00%     ($73,943)  $1,142,006   100.00%      ($10,818)   $1,152,824   100.00%


     The following table sets forth the deposit activities of the Association for the periods indicated.

                                                     Year   Ended September 30,
                                                  2003          2002           2001
                                                       (Dollars in thousands)

Beginning balance........................      $1,142,006    $1,152,824     $695,381
Increase due to acquired deposits........              --            --      423,457
Net inflow (outflow) of deposits before
 interest credited.......................         (90,208)      (38,002)       6,902
Interest credited........................          16,265        27,184       27,084
Net increase (decrease) in deposits......         (73,943)      (10,818)     457,443

Ending balance...........................      $1,068,063    $1,142,006   $1,152,824

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

     The FHLB of Seattle functions as a central reserve bank, providing credit for savings and loan associations and certain other member financial institutions. As a member, the Association is required to own capital stock in the FHLB of Seattle and is authorized to apply for advances on the security of certain of its mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the U.S. Government) provided certain creditworthiness standards have been met. Advances are made pursuant to several different credit programs. Each credit program has its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based on the financial condition of the member institution and the adequacy of collateral pledged to secure the credit. As a member of the FHLB, the Association maintains a credit line that is a percentage of its regulatory assets, subject to collateral requirements. At September 30, 2003, the credit line was 30% of total assets of the Association. The Company has pledged mortgage-backed securities and collateralized mortgage obligations issued by the U.S. government and agencies thereof as collateral for the borrowings.

     The Company has established credit lines at two commercial banks. These credit lines represent aggregate borrowing capacity of $16.7 million. At September 30, 2003, there were no borrowings under these lines of credit.

     The following table sets forth certain information regarding borrowings by the Company and Association at the end of and during the periods indicated:

                                                              At September 30,
                                                     2003            2002              2001
Weighted average rate paid on:
  FHLB advances...............................       3.74%           5.07%             5.73%
  Short term borrowings.......................         --            4.75%             5.58%

                                                               Year Ended September 30,
                                                        2003             2002                2001
                                                                (Dollars in thousands)
Maximum amount outstanding at any month end:
  FHLB advances...............................      $369,000         $205,250            $173,000
  Short term borrowings.......................         1,700            1,700               6,400

Approximate average balance:
  FHLB advances...............................       231,256          168,333            170,521
  Short term borrowings.......................         1,216            1,705              3,265

Approximate weighted average rate paid on:
  FHLB advances...............................          4.71%            5.71%              5.90%
  Short term borrowings.......................          4.43%            4.32%              8.22%

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

     The Company established a subsidiary, Klamath First Capital Trust I, in July 2001 for the purpose of issuing mandatorily redeemable preferred securities. The Company also established Klamath First Capital Trust II in April 2002 for the purpose of issuing additional mandatorily redeemable preferred securities. See Note 13 of the Notes to Consolidated Financial Statements contained in Item 8 of this Report.

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

     All savings associations are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are determined based on the savings association's total assets, including consolidated subsidiaries. The Association's OTS assessment for the fiscal year ended September 30, 2003 was $263,722.

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

     The Association, as a member of the FHLB of Seattle, is required to acquire and hold shares of capital stock in the FHLB of Seattle in an amount equal to the greater of (i) 1.0% of the aggregate outstanding principal amount of residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or (ii) 1/20 of its advances (i.e., borrowings) from the FHLB of Seattle. The Association is in compliance with this requirement with an investment in FHLB of Seattle stock of $17.2 million at September 30, 2003.

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

     At  September  30,  2003,  the   Association   was   categorized  as  "well
capitalized" under the prompt corrective action regulations of the OTS.

     Standards for Safety and Soundness. The federal banking regulatory agencies have prescribed, by regulation, standards for all insured depository institutions relating to: (i)-internal controls, information systems and internal audit systems; (ii)-loan documentation; (iii)-credit underwriting;
(iv)-interest rate risk exposure; (v)-asset growth; (vi) asset quality; (vii) earnings; and (viii)-compensation, fees and benefits ("Guidelines"). The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that the Association fails to meet any standard prescribed by the Guidelines, it may require the Association to submit to the agency an acceptable plan to achieve compliance with the standard. Management is aware of no conditions relating to these safety and soundness standards which would require submission of a plan of compliance.

     Qualified Thrift Lender Test. All savings associations, including the Association, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code ("Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At September 30, 2003, the Association met the qualified thrift investment test and its QTL percentage was 79.63%.

     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "REGULATION OF THE COMPANY."

     Capital Requirements. Federally insured savings associations, such as the Association, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations.

     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). At September 30, 2003, the Association had tangible capital of $98.9 million, or 6.6% of adjusted total assets, which is approximately $76.6 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date. At September 30, 2003, the Association had $36.7 million of intangible assets consisting of core deposit intangible and goodwill related to the Wells Fargo branch acquisition in 1997 and the WAMU branch acquisition in 2001.

     The capital standards also require core capital equal to at least 3% to 4% of adjusted total assets, depending on an institution's supervisory rating. Core capital generally consists of tangible capital. At September 30, 2003, the Association had core capital equal to $98.9 million, or 6.6% of adjusted total assets, which is $39.3 million above the minimum leverage ratio requirement of 4% as in effect on that date.

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

     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four- family first lien mortgage loans not more than 90 days delinquent and having a loan-to-value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by Fannie Mae or FHLMC.

     On September 30, 2003, the Association had total risk-based capital of approximately $105.8 million, including $98.9 million in core capital and $6.8 million in qualifying supplementary capital, and risk-weighted assets of $830.8 million, or total capital of 12.7% of risk-weighted assets. This amount was $39.3 million above the 8% requirement in effect on that date.

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

     Loans to One Borrower. Federal law provides that savings institutions are generally subject to the national bank limit on loans to one borrower. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At September 30, 2003, the Association's limit on loans to one borrower was $15.9 million. At September 30, 2003, the Association's largest aggregate amount of loans to one borrower was $7.0 million, all of which were performing according to their original terms.

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

Recent Federal Legislation

     Gramm-Leach-Bliley Financial Services Modernization Act of 1999. On November 12, 1999, the Gramm- Leach-Bliley Financial Services Modernization Act of 1999 ("GLBA") was signed into law. The purpose of this legislation is to modernize the financial services industry by establishing a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers. Generally, the GLBA:

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

     The Association has implemented a Customer Identification porgram pursuant to the regualtions under the USA PATRIOT Act. The impact to the Company and the Association has not been material.

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

     The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules and mandates further studies of certain issues by the SEC and the Comptroller General. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

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

Qualified Thrift Lender Test

     The HOLA requires any savings and loan holding company that controls a savings association that fails the QTL test, as explained under "REGULATION OF THE ASSOCIATION - Federal Regulation of Savings Associations -- Qualified Thrift Lender Test," to, within one year after the date on which the association ceases to be a QTL, register as and be deemed a bank holding company subject to all applicable laws and regulations.

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

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended ("Code"), imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. The excess of the tax bad debt reserve deduction using the percentage of taxable income method over the deduction that would have been allowable under the experience method is treated as a preference item for purposes of computing AMTI. In addition, only 90% of AMTI can be offset by net operating loss carryovers. AMTI is increased by an amount equal to 75% of the amount by which the Association's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). For taxable years beginning after December 31, 1986, and before January 1, 1996, an environmental tax of 0.12% of the excess of AMTI (with certain modification) over $2.0 million is imposed on corporations, including the Association, whether or not an Alternative Minimum Tax ("AMT") is paid.

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

     Other Federal Tax Matters. During the year ended September 30, 2003, the Internal Revenue Service performed an audit of the returns for the tax year 1999 (year ended September 30, 2000). The audit was completed during the year and resulted in no change to the tax return as filed.

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

Personnel

     As of  September  30,  2003,  the  Association  had  418  full-time  and 92 part-time employees. The employees are not represented by a collective bargaining unit. The Association believes its relationship with its employees is good.

     Executive Officers. The following table sets forth certain information regarding the executive officers of the Company.

Name                                Age(1)           Position

Kermit K. Houser                    60               President and Chief Executive Officer

Marshall J. Alexander               52               Executive Vice President and Chief Financial Officer

Ben A. Gay                          56               Executive Vice President and Chief Credit Officer

Frank X. Hernandez                  48               Senior Vice President and Chief Operations Officer

Craig M Moore                       46               Senior Vice President/Chief Auditor/Corporate Counsel/Secretary

Walter F. Dodrill                   52               Senior Vice President - Business Banking

James E. Essany                     49               Senior Vice President - Corporate Marketing Director

Nina G. Drake                       50               Vice President - Human Resource Manager

______________
(1)      At September 30, 2003.

     Kermit K. Houser has served as President and Chief Executive Officer of the Company and the Association since November 2000. Mr. Houser was previously employed in various capacities by the Bank of America from 1983 to November 2000, as senior vice president and manager for commercial banking, executive vice president and senior credit officer, and most recently, as senior vice president and market executive for Bank of America's South Valley commercial banking, in Fresno, California. Mr. Houser has 32 years of experience in banking, and has been an active member of numerous civic and community organizations.

     Marshall J. Alexander has 28 years of banking experience, including 17 years with the Association. He has served as Vice President and Chief Financial Officer since August 1994 and was named an Executive Vice President in December 2000.

     Ben A. Gay joined Klamath First in September 2001 after a 30-year career in commercial banking and finance, on both the East and West coasts. Mr. Gay has served in a variety of managerial positions in lending, credit risk and loan management and has most recently served as a western regional executive for credit risk management for Bank of America.

     Frank X. Hernandez has been employed by the Association since 1992. He served as Human Resources Officer until July 1998 when he was appointed Senior Vice President and Chief Operating Officer. He has 22 years' experience in banking operations.

     Craig M Moore has a banking career of more than 25 years, with six of those years at Klamath First. He is an attorney, a Certified Internal Auditor and a Certified Financial Services Auditor.

     Walter F. Dodrill has served as Senior Vice President and Manager of the Business Banking Group of the Company since January 2002. Mr. Dodrill was previously employed by Western Bank from February 1974 to December 2001. Western Bank became a division of Washington Mutual in January 1996. Mr. Dodrill served as Senior Vice President - Regional Credit Administrator and Senior Vice President - Regional Manager for Western Bank. Mr. Dodrill has 30 years of experience in banking and has been active in civic and community organizations.

     James E. Essany is a native of Gary, Indiana and a graduate of Indiana University with a Bachelor's of Science in Marketing. He began his banking career in 1979 and worked with three financial institutions in Indiana before joining Klamath First in May of 2000.

     Nina G. Drake joined Klamath First in June 2002 as Vice President-Human Resources. Prior to joining Klamath First, Ms. Drake attended the University of New Mexico and earned her Master of Business Administration (MBA). She has 24 years experience in human resource management in financial institutions and related service industries and holds a lifetime certification as a Senior Professional in Human Resource Management (SPHR).

Item 2.  Properties

     The following table sets forth the location of the Association's offices and other facilities used in operations as well as certain additional information relating to these offices and facilities as of September 30, 2003. See note below regarding the subsequent sale of seven branches to Bank of Eastern Oregon

                                    Year                                        Square
Description/Address                 Opened         Leased/Owned                 Footage

Main Office

540 Main Street                     1939             Owned                      25,660
Klamath Falls, Oregon

Branch Offices

2943 South Sixth Street             1972             Owned                       3,820
Klamath Falls, Oregon

2420 Dahlia Street                  1979             Owned                       1,876
Klamath Falls, Oregon

512 Walker Avenue                   1977             Owned                       4,216
Ashland, Oregon

1420 East McAndrews Road            1990             Owned                       4,006
Medford, Oregon

61515 S. Highway 97                 1993             Owned                       5,415
Bend, Oregon

2300 Madison Street                 1995             Owned                       5,000
Klamath Falls, Oregon

721 Chetco Avenue                   1997             Owned                       5,409
Brookings, Oregon

293 North Broadway                  1997             Owned                       5,087
Burns, Oregon (1)

111 West Main Street                1997             Owned                       1,958
Carlton, Oregon

103 South Main Street               1997             Owned                       2,235
Condon, Oregon (1)

259 North Adams                     1997             Owned                       5,803
Coquille, Oregon

106 Southwest 1st Street            1997             Owned                       4,700
Enterprise, Oregon




                                    Year                                        Square
Description/Address                 Opened         Leased/Owned                 Footage

555 1st Street                      1997             Owned                       1,844
Fossil, Oregon (1)

708 Garibaldi Avenue                1997             Owned                       1,400
Garibaldi, Oregon

29804 Ellensburg Avenue             1997             Owned                       3,136
Gold Beach, Oregon

111 North Main Street               1997             Owned                       4,586
Heppner, Oregon (1)

810 South Highway 395               1997             Leased                      6,000
Hermiston, Oregon

200 West Main Street                1997             Owned                       4,552
John Day, Oregon (1)

1 South E Street                    1997             Owned                       5,714
Lakeview, Oregon

206 East Front Street               1997             Owned                       2,920
Merrill, Oregon

165 North 5th Street                1997             Owned                       2,370
Monroe, Oregon

217 Main Street                     1997             Owned                       6,067
Nyssa, Oregon

48257 East 1st Street               1997             Owned                       3,290
Oakridge, Oregon

227 West Main Street                1997             Owned                       2,182
Pilot Rock, Oregon

716 Northeast Highway 101           1997             Owned                       2,337
Port Orford, Oregon

178 Northwest Front Street          1997             Owned                       2,353
Prairie City, Oregon (1)

315 North Main Street               1997             Owned                       3,638
Riddle, Oregon

38770 North Main Street             1997             Owned                       2,997
Scio, Oregon


                                    Year                                        Square
Description/Address                 Opened         Leased/Owned                 Footage

508 Main Street                     1997             Owned                       2,282
Moro, Oregon (1)

144 South Main Street               1997             Owned                       2,146
Union, Oregon

165 North Maple Street              1997             Owned                       2,192
Yamhill, Oregon

475 NE Windy Knolls Drive           1998             Owned                      3,120
Bend, Oregon

185 East California                 1998             Owned                      2,116
Jacksonville, Oregon

1217 Plaza Boulevard, Suite A       2000             Leased                     2,400
Central Point, Oregon

948 Southwest 9th Street            2001             Owned                      3,277
Redmond, Oregon

2203 SW Court Place                 2001             Leased                       540
Pendleton, Oregon

1775 East Idaho Avenue              2001             Leased                       693
Ontario, Oregon

2727 South Quillan Street           2001             Leased                       693
Kennewick, Washington

2801 Duportail Street               2001             Leased                       966
Richland, Washington

303 11th Street                     2001             Leased                     2,920
Astoria, Oregon

2245 Main Street                    2001              Owned                     4,911
Baker City, Oregon

1095 Oregon Avenue                  2001              Owned                     4,382
Bandon, Oregon

110 North Redwood Highway 199       2001              Owned                     3,091
Cave Junction, Oregon

199 North Nehalem                   2001              Owned                     2,400
Clatskanie, Oregon

                                    Year                                        Square
Description/Address                 Opened         Leased/Owned                 Footage
212 South 5th Street                2001             Owned                      6,200
Coos Bay, Oregon

150 South Wall                      2001             Owned                      9,271
Coos Bay, Oregon

430 Highway 101                     2001             Owned                      4,783
Florence, Oregon

2212 Island Avenue                  2001             Leased                     4,616
LaGrande, Oregon

1611 Virginia Avenue                2001             Leased                     5,631
North Bend, Oregon

761 Avenue G                        2001             Owned                      2,416
Seaside, Oregon

2405 3rd Street                     2001             Leased                     4,690
Tillamook, Oregon

411 Pacific Avenue                  2001             Owned                      2,819
Tillamook, Oregon

620 Stewart Avenue                  2002             Owned                      2,721
Medford, Oregon

1350 N. First Street                2002             Leased                       693
Hermiston, Oregon

2659 Olympic Street                 2002             Leased                       528
Springfield, Oregon

4550 West 11th Avenue               2002             Leased                       528
Eugene, Oregon

3002 Stacy Allison Way              2003             Leased                       693
Woodburn, Oregon

305 NE Terry Lane                   2003             Leased                       693
Grants Pass, Oregon

Backoffice Processing Facilities

600 Main Street                     1998             Leased                     2,800
Klamath Falls, Oregon

714 Main Street                     2001             Leased                    14,532
Klamath Falls, Oregon

533 Main Street                     2000             Leased                     1,325
Klamath Falls, Oregon

706 Main Street                     2003             Leased                     5,020
Klamath Falls, Oregon

     The net book value of the Company's investment in office, properties and equipment totaled $23.3 million at September 30, 2003. See Note 6 of the Notes to Consolidated Financial Statements contained in the Annual Report.

(1) As of the close of business on December 12, 2003, the Association successfully completed the sale of seven branches located in northeastern Oregon to the Bank of Eastern Oregon. The branches are located in the towns of Burns, Condon, Fossil, Heppner, John Day, Prairie City and Moro, Oregon. The sale included deposit accounts of approximately $65 million. The fixed assets and branch locations were included in the sale, but loans were not.

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


Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2003.

                                     PART II

Item 5.   Market  for the  Registrant's  Common  Equity and  Related Shareholder
          Matters

Since October 4, 1995, the Company's common stock has traded on the National Association of Security Dealers Automated Quotation ("Nasdaq") National Market under the symbol "KFBI". As of September 30, 2003, there were approximately 1,110 shareholders of record. This total does not reflect the number of persons or entities who hold stock in nominee or "street" name through various brokerage firms.

The high and low common stock prices by quarter were as follows:

                                            Year Ended September 30,
                                    ____________________________________________
                                            2003                       2002
                                    __________________        __________________
                                     High        Low            High       Low
                                    ______      ______        ______      ______
First quarter                       $16.44      $13.24        $13.71      $11.91
Second quarter                       17.75       15.86         13.67       13.00
Third quarter                        17.64       16.32         16.75       13.05
Fourth quarter                       22.24       16.71         16.25       13.35

The cash dividends declared by quarter were as follows:

                                            Year Ended September 30,
                                     ___________________________________________
                                           2003                       2002
                                     ________________          _________________

First quarter                               $0.130                     $0.130
Second quarter                               0.130                      0.130
Third quarter                                0.130                      0.130
Fourth quarter                               0.130                      0.130

Any dividend payments by the Company are subject to the sole discretion of the Board of Directors and depend primarily on the ability of the Association to pay dividends to the Company. Under Federal regulations, the dollar amount of dividends a federal savings association may pay depends on the association's capital surplus position and recent net income. Generally, if an association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, an institution that has converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in accordance with OTS regulations and the association's Plan of Conversion. In addition, earnings of the association appropriated to bad debt reserves and deducted for federal income tax purposes are not available for payment of cash dividends without payment of taxes at the then current tax rate by the association on the amount removed from the reserves for such distributions. The Association does not contemplate any distributions that would limit the Association's bad debt deduction or create federal tax liabilities.

Item 6.  Selected Consolidated Financial Data

The following tables set forth certain information concerning the consolidated financial position and consolidated results of operations of Klamath First Bancorp, Inc. and its wholly owned subsidiaries (the "Company") at the dates and for the periods indicated. This information does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Annual Report.



                                                                                     At September 30,
                                                          --------------------------------------------------------------------------
                                                                2003            2002            2001             2000          1999
                                                          ----------      ----------      ----------        ---------     ----------
FINANCIAL CONDITION DATA                                                              (In thousands)

Assets                                                    $1,537,118      $1,513,495      $1,468,572         $995,575     $1,041,641
Cash and cash equivalents                                     47,305          45,791         118,389           29,947         24,523
Loans receivable, net                                        557,551         607,465         679,990          729,037        739,793
Investment securities held to maturity                            --              --             135              267            560
Investment securities available for sale                     140,939         119,542         154,676          116,628        158,648
Mortgage-backed & related securities held to maturity             --              --           1,621            2,160          2,601
Mortgage-backed & related securities available for sale      680,720         650,796         421,638           75,331         72,695
Stock in FHLB of Seattle, at cost                             17,190          13,510          12,698           11,877         10,957
Advances from FHLB of Seattle                                308,000         205,250         168,000          173,000        197,000
Deposit liabilities                                        1,068,063       1,142,006       1,152,824          695,381        720,401
Shareholders' equity                                         120,335         119,938         114,141          108,725        109,585

                                                                                    Year Ended September 30,
                                                         --------------------------------------------------------------------------
                                                                2003            2002            2001             2000          1999
                                                          ----------      ----------      ----------        -----------------------

SELECTED OPERATING DATA                                               (In thousands, except per share data)

Total interest income                                        $71,291         $87,293         $70,133          $72,158        $71,691
Total interest expense                                        29,524          39,531          40,751           40,756         38,382
Net interest income                                           41,767          47,762          29,382           31,402         33,309
Provision for loan losses                                         --             156             387            1,764            932
                                                                   -               -               -                -              -
Net interest income after provision for loan losses           41,767          47,606          28,995           29,638         32,377
Non-interest income                                           17,106          12,614          11,013            4,094          3,629
Non-interest expense                                          55,899          50,171          28,720           23,773         21,186
Earnings before income taxes                                   2,974          10,049          11,288            9,959         14,820
Provision for income tax                                         577           3,260           3,717            3,533          5,665
                                                                   -               -               -                -              -
Net Earnings                                                  $2,397          $6,789          $7,571           $6,426         $9,155
                                                              ======          ======          ======           ======         ======
Basic earnings per share                                       $0.37           $1.06           $1.14            $0.94          $1.21


                                                                             At or For the Years Ended September 30,
                                                               ---------------------------------------------------------------------
                                                                2003            2002            2001             2000         1999
                                                               ---------     -----------      ---------      ----------    ---------
KEY OPERATING RATIOS

Performance Ratios

Return on average assets
(net earnings divided by average assets)                       0.16%           0.46%           0.72%            0.62%          0.88%

Return on average equity
(net earnings divided by average equity)                       2.01%           5.92%           6.64%            5.82%          7.55%

Interest rate spread
(difference between average yield on interest-earning
assets and average cost of interest-bearing liabilities)       2.67%           3.04%           2.18%            2.50%          2.73%

Net interest margin (net interest income as a
percentage of average interest-earning assets)                 3.03%           3.48%           2.93%            3.14%          3.37%

Average interest-earning assets to average
interest-bearing liabilities                                 117.12%         115.18%         118.37%          115.71%        116.47%

Net interest income after provision for loan losses
to total non-interest expenses                                74.72%          94.89%         100.96%          124.39%        152.82%

Non-interest expense to average total assets                   3.68%           3.37%           2.74%            2.29%          2.05%

Efficiency ratio (non-interest expense divided by
net interest income plus non-interest income)                 94.95%          83.10%          55.48%           66.97%         57.36%

Dividend payout ratio (dividends declared per share
divided by net earnings per share)                           140.54%          49.06%          45.61%           54.79%         38.98%

Book value per share                                          $17.86          $18.84          $17.40           $16.25         $15.52


Asset Quality Ratios

Allowance for loan losses to total loans at
end of period                                                  1.21%           1.19%           1.13%            0.54%          0.32%
Non-performing assets to total assets                          0.09%           0.12%           0.05%            0.16%          0.46%
Non-performing loans to total loans, before net items          0.11%           0.18%           0.04%            0.11%          0.43%

Capital Ratios

Equity to assets ratio                                         7.83%           7.92%           7.77%           10.92%         10.52%
Tangible capital ratio                                         6.64%           6.55%           5.16%           10.35%          8.91%
Core capital ratio                                             6.64%           6.55%           5.16%           10.35%          8.91%
Risk-based capital ratio                                      12.73%          14.01%          10.36%           20.30%         17.41%


Other Data

Number of

Real estate loans outstanding                                 10,259          11,835          12,624            8,807          9,297
Deposit accounts                                             124,420         131,001         111,542           85,706         85,112
Full service offices (1)                                          59              57              52               35             34

(1) As of the close of business on December 12, 2003, the Association successfully completed the sale of seven branches located in tnortheastern Oregon to the Bank of Eastern Oregon. The branches are located in the towns of Burns, Condon, Faossil, Heppner, John Day, Prairie City, and Moro, Oregon.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements
Management's Discussion and Analysis of Financial Condition and Results of Operations and other portions of this Annual Report contain certain "forward-looking statements" concerning the future operations of Klamath First Bancorp, Inc. Management desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing the Company of the protections of such safe harbor with respect to all "forward-looking statements" contained in the Annual Report. We have used "forward-looking statements" to describe future plans and strategies, including our expectations of the Company's future financial results. Management's ability to predict results or the effect of future plans or strategies is inherently uncertain. Factors which could affect actual results include interest rate trends, the general economic climate in the Company's market area and the country as a whole which could affect the collectibility of loan balances, the ability to increase non-interest income through expansion of new lines of business, the ability of the Company to control costs and expenses, competitive products and pricing, loan delinquency rates, and changes in federal and state regulation. These factors should be considered in evaluating the "forward-looking statements," and undue reliance should not be placed on such statements.

General
Klamath First Bancorp, Inc. (the "Company"), an Oregon corporation, is the unitary savings and loan holding company for Klamath First Federal Savings and Loan Association (the "Association").

The Association is a progressive, community-oriented financial institution that focuses on customer service within its primary market area. Accordingly, the Association is primarily engaged in attracting deposits from the general public through its offices and using those and other available sources of funds to originate permanent residential one- to four-family real estate loans and loans on commercial real estate, multi-family residential properties, and to consumers and businesses within its market area. While the Association has historically emphasized fixed- rate mortgage lending, it has been diversifying its loan portfolio by focusing on increasing the number of originations of commercial real estate, multi-family residential loans, residential construction loans, commercial and industrial loans, small business loans and non-mortgage consumer loans. A significant portion of these newer loan products carry adjustable rates, higher yields, or shorter terms than the traditional fixed rate mortgages. This lending strategy is designed to enhance earnings, reduce interest rate risk, and provide a more complete range of financial services to customers and the local communities served by the Association. The acquisition of 13 branches from Washington Mutual Bank, which was completed in September 2001, moved the Company strongly in this direction and the progress has continued through 2003.

The Company's profitability depends primarily on its net interest income, which is the difference between interest and dividend income on interest-earning assets, principally loans and investment securities, and interest expense on interest-bearing deposits and borrowings. Because the Company is primarily dependent on net interest income for its earnings, the focus of the Company's planning is to devise and employ strategies that provide stable, positive
spreads  between  the  yield  on   interest-bearing   assets  and  the  cost  of
interest-bearing liabilities in order to maximize the dollar amount of net interest income. The Company's net earnings are dependent, to a lesser extent, on the level of its non-interest income, such as service charges, commission income, and other fees, and the controlling of its non-interest expense, such as employee compensation and benefits, occupancy and equipment expense, deposit insurance premiums and miscellaneous other expenses, as well as federal and state income taxes.

The Association is regulated by the Office of Thrift Supervision ("OTS") and its deposits are insured up to applicable limits under the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC").

The Association is a member of the Federal Home Loan Bank system. As of September 30, 2003, the Association conducted its business through 59 office facilities, with the main office located in Klamath Falls, Oregon. The branch sale, which was completed in December 2003, reduced the number of branch offices to 52. The Association considers its primary market area to be the state of Oregon, particularly the 26 counties in which the offices are located. During 2001, the Company expanded into the Tri-Cities area of Washington state by opening in-store branches in Kennewick and Richland.

Federal Legislation In federal legislation enacted in 1996, the reserve method of accounting for thrift bad debt reserves (including the percentage of taxable income method) was repealed for tax years beginning after December 31, 1995. The resulting change in accounting method triggers bad debt reserve recapture for post-1987 reserves over a six-year period, thereby generating an additional tax liability. At September 30, 2003 and 2002, the Association's post-1987 reserves amounted to $1.4 million and $2.0 million, respectively. Pre-1988 reserves would only be subject to recapture if the institution fails to qualify as a thrift. Recapture of post-1987 reserves was required to begin during the tax year ended September 30, 1999.

The Sarbanes-Oxley Act was enacted by Congress during the summer of 2002 to enhance corporate governance practices. The Company's management and Board of Directors are informed about the requirements of the Sarbanes-Oxley Act and the Company is actively monitoring regulatory implementation of the Act. However, due to the regulated environment in which financial institutions operate, many requirements of the new legislation were already part of the Company's internal control structure. Executive management has taken steps to ensure that all managers are aware of the importance of controls and that any issues are reported and resolved in a timely manner.

Pending Merger. On July 15, 2003, the Company announced that it had entered into an Agreement and Plan of Merger (the "Sterling Merger") with Sterling Financial Corporation a Washington corporation ("Sterling"). The Company will be merged with and into Sterling, with Sterling being the surviving corporation in the merger. The Association will be merged with and into Sterling's wholly-owned subsidiary, Sterling Savings Bank, with Sterling Savings Bank being the surviving institution.

Under the terms of the Sterling Merger, each share of the Company's common stock will be converted into 0.77 shares of Sterling common stock subject to certain conditions. Based upon the closing price for Sterling on July 14, 2003 of $26.55 per share, the consideration is equivalent to $20.44 per share of the Company's common stock.

On December 11, 2003, the merger was approved by a vote of the stockholders of both the Company and Sterling. All necessary regulatory approvals had previously been received. The transaction is expected to close on January 2, 2004.

Sale of Branches. As of the close of business on December 12, 2003, the Association successfully completed the sale of seven branches located in northeastern Oregon to the Bank of Eastern Oregon. The branches are located in the towns of Burns, Condon, Fossil, Heppner, John Day, Prairie City and Moro, Oregon. The sale included deposit accounts of approximately $65 million. The fixed assets and branch locations were included in the sale, but loans were not.

Critical Accounting Policies and Estimates

The "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as disclosures included elsewhere in this Form 10-K, are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, management evaluates the estimates used, including the adequacy of the allowance for loan losses, impairment of intangible assets and investments, and contingencies and litigation. Estimates are based upon historical experience, current economic conditions and other factors that management considers reasonable under the circumstances. These estimates result in judgments regarding the carrying values of assets and liabilities when these values are not readily available from other sources as well as assessing and identifying the accounting treatments of commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The following critical accounting policies involve the more significant judgments and assumptions used in the preparation of the consolidated financial statements.

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

The extended period of low interest rates has resulted in prepayment of mortgage loans, including those related to the mortgage servicing rights. The Company monitors the value of the mortgage servicing rights and recognizes impairment, when necessary, on a monthly basis. While management expects that there may be additional impairment of the value of mortgage servicing rights in the continued low interest rate environment, the net balance of mortgage servicing rights at September 30, 2003 was less than $500,000, limiting the amount of impairment which can be experienced. As of September 30, 2003, the Company had recorded $193,443 of impairment related to mortgage servicing rights.

At September 30, 2003 the Company had approximately $36.7 million in core deposit intangibles and goodwill as a result of business combinations. Periodic analysis of the fair value of recorded core deposit intangibles and goodwill for impairment will involve a substantial amount of judgment, as will establishing and monitoring estimated lives of other amortizable intangible assets. The Company is party to various legal proceedings. These matters have a high degree of uncertainty associated with them. There can be no assurance that the ultimate outcome will not differ materially from our assessment of them. There can also be no assurance that all matters that may be brought against us are known to us at any point in time.

Liquidity and Capital Resources

The Company generates cash through operating activities, primarily as a result of net income. The adjustments to reconcile net income to net cash provided by operations during the periods presented consisted primarily of net amortization of premiums paid on investment and mortgage-backed securities, depreciation and amortization, stock-based compensation expense, amortization of deferred loan origination fees, net gain on the sale of investment and mortgage-backed securities, increases or decreases in various escrow accounts and increases or decreases in other assets and liabilities. The primary investing activity of the Association is lending, which is funded with cash provided from operations and financing activities, as well as proceeds from amortization and prepayments on existing loans and mortgage backed and related securities. For additional information about cash flows from operating, financing, and investing activities, see the Consolidated Statements of Cash Flows included in the Consolidated Financial Statements.

The Company has borrowing agreements with banks that can be used if funds are needed. (See Notes 10 and 11 to the Consolidated Financial Statements.)

OTS capital regulations require the Association to have: (i) tangible capital equal to 1.5% of adjusted total assets, (ii) core capital equal to 4.0% of adjusted total assets, and (iii) total risk-based capital equal to 8.0% of risk-weighted assets. At September 30, 2003, the Association was in compliance with all regulatory capital requirements effective as of such date, with tangible, core and risk-based capital of 6.64%, 6.64% and 12.73%, respectively. (See Note 21 to the Consolidated Financial Statements.)

Changes in Financial Condition

At September 30, 2003, the consolidated assets of the Company totaled $1.54 billion, virtually unchanged with $1.51 billion at September 30, 2002.

Total cash and cash equivalents increased $1.5 million, or 3.30%, from $45.8 million at September 30, 2002 to $47.3 million at September 30, 2003. The increase is primarily the result of the cash from loan prepayments being held in federal funds at September 30, 2003 while other appropriate investment alternatives were evaluated.

Net loans receivable decreased by $49.9 million, or 8.22% to $557.6 million at September 30, 2003, compared to $607.5 million at September 30, 2002. The decrease is the result of increased prepayments on loans coupled with sale of new one- to four- family loan production which together exceeded the new loan originations of $428.2 million.

Investment securities increased $21.4 million, or 17.90%, from $119.5 million at September 30, 2002 to $140.9 million at September 30, 2003. This increase was the result of $50.7 million in purchases offset by $17.6 million in scheduled maturities and sale of $10.2 million of investment securities available for sale.

During the year ended September 30, 2003, $351.7 million of principal payments were received on mortgage-backed and related securities ("MBS") and $214.7 million were sold, thus reducing the balance of MBS. This reduction was more than offset by the purchase of $612.5 million in MBS, resulting in a net increase in total MBS from $650.8 million at September 30, 2002 to $680.7 million at September 30, 2003. The purchases of investment securities and MBS were funded by cash obtained from maturities of securities, funds generated by loan repayments, and borrowings.

Real estate owned decreased from $758,663 at September 30, 2002 to $651,254 at September 30, 2003. The balance at September 30, 2003 consisted of one single-family residence and one commercial property. The balance at September 30, 2002 consisted of four single family residences and one commercial property.

During the year ended September 30, 2003, the Company purchased $15.8 million in bank-owned life insurance. This insurance is used to fund director benefits, supplemental executive retirement benefits, and provide life insurance to key employees. Income on bank-owned life insurance, which increased the cash value, totaled $524,821 for the year ended September 30, 2003, resulting in the year-end balance of $16.3 million.

Other assets increased $4.7 million from $3.7 million at September 30, 2002 to $8.5 million at September 30, 2003. The increase resulted primarily from recognition of a $1.7 million receivable for loans sold at September 30, 2003 for which payment had not been received, a $1.4 million receivable related to sale of investment securities and a $2.4 million increase in low income housing tax credits.

Deposit liabilities decreased $73.9 million, or 6.47%, from $1.14 billion at September 30, 2002 to $1.07 billion at September 30, 2003. The decrease is primarily due to a reduction in time deposits as a result of a strategy to reduce interest expense.

Advances from the FHLB of Seattle increased from $205.3 million at September 30, 2002 to $308.0 million at September 30, 2003. The increase was the result of funding purchases of investments and MBS with short term borrowings, in anticipation of accelerated payments on loans and MBS in the portfolio.

Total shareholders' equity increased $397,422 from $119.9 million at September 30, 2002 to $120.3 million at September 30, 2003. The increase is the combined effect of a $3.8 million decrease in net unrealized gains on securities available for sale and $3.5 million in dividends paid on common shares offset by $2.4 million in net earnings for the year, $1.7 million related to ESOP contributions, and $3.3 million in proceeds from exercise of stock options.

Asset Quality

Non-Performing Assets
At September 30, 2003, the ratio of non-performing assets (including nonaccrual loans, accruing loans greater than 90 days delinquent, real estate owned, and other repossessed assets) to total assets was 0.09%, compared to 0.12% at September 30, 2002. The decrease is the result of a decrease in the balance of nonaccrual loans from $1.1 million at September 30, 2002 to $799,476 at September 30, 2003 and a $107,409 decrease in real estate owned. The Association intends to maintain asset quality by continuing its focus on conscientious underwriting. With the expansion of other lending options such as commercial and multi-family real estate loans, equity lines of credit, other consumer loan products, and commercial loans, the Association has evaluated the trade off associated with planned loan growth and the greater credit risk associated with such forms of lending.

Classified Assets
The Association has established a Classification of Assets Committee that meets at least quarterly to approve and develop action plans to resolve problems associated with the assets. They also review recommendations for new classifications and make any changes in present classifications, as well as making recommendations for the adequacy of reserves.

In accordance with regulatory requirements, the Association reviews and classifies on a regular basis, and as appropriate, its assets as "special mention," "substandard," "doubtful," and "loss." All nonaccrual loans and non-performing assets are included in classified assets.

Allowance for Loan Losses
The Association has established a systematic methodology for determination of provisions for loan losses. The methodology is set forth in a formal policy and takes into consideration the need for an overall general valuation allowance as well as specific allowances that are tied to individual loans. Provision for loan losses is recorded based on the Association's evaluation of specific loans in its portfolio, historical loan loss experience, the volume and type of lending, general economic conditions, and the existing level of the Association's allowance for loan losses.

The following table sets forth at the dates indicated the loan loss allowance, charge-offs, and recoveries:

                                        At or For the Year Ended September 30,
                                   ---------------------------------------------
                                     2003               2002               2001
                                   ---------------------------------------------
                                                   (In thousands)

General loan loss allowance        $6,932              $7,376             $7,951
Specific loss allowance                 2                   -                 -
Charge-offs                           507                 747                 90
Recoveries                             65                  16                 42

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2003
AND 2002

General

During fiscal 2003, the Company operated in an economy that experienced record low interest rates. Strategic decisions to lower interest rates paid on deposits resulted in lower interest expense. However, the effect of lower interest rates was more evident in the reduction of interest income, resulting in a 12.55% decrease in net interest income from the prior year. Non-interest income improved significantly over the prior year. Non-interest expense was significantly increased due to the recording of investment losses related to "other-than-temporary" impairment of preferred stock. Net earnings decreased by $4.4 million, or 64.69% from $6.8 million for the year ended September 30, 2002 to $2.4 million for the year ended September 30, 2003.

Interest Income

Interest income decreased $16.0 million, or 18.33%, from $87.3 million for the year ended September 30, 2002 to $71.3 million for the year ended September 30, 2003. Interest rates declined during the year. While efforts were continuing to change the composition of the loan portfolio to include a higher percentage of loans with relatively higher interest rates, this trend was not enough to overcome the effect of the decline in rates. Rates on short term investments such as federal funds and interest- earning deposits decreased sharply over the year. The combined result of these changes is reflected in the average yield on interest earning assets which decreased from 6.35% for the year ended September 30, 2002 to 5.12% for the year ended September 30, 2003.

Interest income on loans receivable decreased $9.3 million, or 17.78%, from $52.2 million for the year ended September 30, 2002 to $42.9 million for the current year. Average loans receivable decreased $74.5 million due to prepayments from refinancing activity and sales of new loan production. In addition, the yield on loans decreased 58 basis points. The average balance of investment securities decreased $12.3 million, or 8.10%, however the average rate decreased by 90 basis points, resulting in a $1.8 million decrease in interest income on investment securities compared with the same period in 2002.

The average balance of MBS increased $116.5 million, or 22.91%; however the average rate earned on MBS decreased 168 basis points, resulting in a $4.5 million decrease in interest income on MBS for the year ended September 30, 2003 compared with the same period in 2002.

Interest Expense

During the year ended September 30, 2003, the Company continued to reduce interest rates paid on deposit accounts as part of the strategic plan to improve profitability. This strategic move also resulted in a reduction in time deposits and is evidenced by the $65.0 million, or 6.37%, decrease in average deposits for the year ended September 30, 2003 compared to the year ended September 30, 2002. While time deposits decreased, there was a $32.7 million increase in balances of lower-cost transaction accounts for the year, which also contributed to the lower cost of funds for total deposits. The average interest paid on interest-bearing deposits decreased significantly from 2.92% for the year ended September 30, 2002 to 1.90% for the year ended September 30, 2003. As a result, total interest expense decreased $10.0 million, or 25.31%, comparing the year ended September 30, 2003 to 2002.

Interest expense on deposits decreased $11.6 million, from $29.8 million for the year ended September 30, 2002 to $18.2 million for the year ended September 30, 2003.

Interest expense on FHLB borrowings increased $1.3 million due to a $62.5 million increase in average borrowings which was partially offset by a 98 basis point decrease in the average rate paid.

As noted previously, the general interest rate environment during the year was represented by declining or continued low rates. The impact of this environment is evident in the decrease in interest rates on interest-earning assets from 6.35% for the year ended September 30, 2002 to 5.12% for the year ended September 30, 2003. Decreases were noted in yields for all categories of assets. However, due to the strategic moves made by the Company in deposit pricing, overall rates on interest-bearing liabilities decreased 86 basis points from 3.31% for the year ended September 30, 2002 to 2.45% for the year ended September 30, 2003. As a result, the decrease in interest rate spread was limited to 37 basis points, from 3.04% for the year ended September 30, 2002 to 2.67% for the year ended September 30, 2003. Net interest margin (net interest income as a percent of average interest-earning assets) also decreased from 3.48% for the fiscal year ended September 30, 2002 to 3.03% for the year ended September 30, 2003.

AVERAGE BALANCES, NET INTEREST INCOME and YIELDS EARNED and RATES PAID

The following table presents, for the periods indicated, information regarding average balances of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities, resultant yields, interest rate spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities. Dividends received are included as interest income. The table does not reflect any effect of income taxes. Nonaccrual loans are reflected as carrying a zero yield.


                                                                 Year Ended September 30,
                                 ---------------------------------------------------------------------------------------------------
                                               2003                               2002                                2001
                                 ------------------------------   --------------------------------    ------------------------------
                                   Average               Yield/      Average                Yield/        Average             Yield/
                                   Balance    Interest     Rate      Balance     Interest     Rate        Balance  Interest     Rate
                                 ---------    --------   ------   ------------   --------   ------     ----------  --------   ------
INTEREST-EARNING ASSETS                                            (Dollars in thousands)

Loans receivable                  $585,737     $42,902    7.32%     $660,246      $52,179    7.90%       $611,095   $48,051    7.86%
Mortgage backed and
   related securities              625,235      21,864    3.50%        508,712     26,369    5.18%        192,976    11,611    6.02%
Investment securities              139,453       5,320    3.82%        151,749      7,159    4.72%        129,171     7,282    5.64%
Federal funds sold                   9,668         120    1.24%         21,092        440    2.09%         38,686     1,599    4.13%
Interest earning deposits           18,635         230    1.24%         19,027        333    1.75%         18,930       768    4.06%
FHLB stock                          14,346         855    5.96%         13,013        813    6.24%         12,175       822    6.75%
                                ----------     -------    -----     ----------    -------    -----     ----------   -------    -----
Total interest-earning assets    1,393,074      71,291    5.12%      1,373,839     87,293    6.35%      1,003,033    70,133    6.99%
Non-interest-earning assets        129,544                             114,405                             44,817
                                ----------     -------    -----     ----------    -------    -----     ----------   -------    -----
Total Assets                    $1,519,618                          $1,488,244                         $1,047,850
                                                =                                   =                                    =
INTEREST-BEARING LIABILITIES

Tax and insurance reserve           $1,567         $20    1.31%         $2,316        $66    2.85%       $2,952        $114    3.85%
Passbook and statement savings      89,203         384    0.43%         82,358        930    1.13%       47,278       1,067    2.26%
Interest-bearing checking          133,930         176    0.13%        122,610        907    0.74%       75,070         812    1.08%
Money market                       331,556       3,367    1.02%        319,336      6,377    2.00%      164,523       6,332    3.85%
Certificates of deposit            400,693      14,247    3.56%        496,070     21,569    4.35%      383,796      22,093    5.76%
FHLB advances/Short term
   borrowings                      232,486      10,940    4.71%        170,037      9,682    5.69%      173,786      10,333    5.95%
                                ----------     -------    -----     ----------    -------    -----     ----------   -------    -----
Total interest-bearing
   liabilities                   1,189,435      29,134    2.45%      1,192,727     39,531    3.31%      847,405      40,751    4.81%
Non-interest-bearing liabilities   210,839                             180,765                           86,406
                                ----------     -------    -----     ----------    -------    -----     ----------   -------    -----
Total liabilities                1,400,274                           1,373,492                          933,811
Shareholders' equity               119,343                             114,752                          114,039
                                ----------     -------    -----     ----------    -------    -----     ---------
Total Liabilities and
   Shareholders' Equity         $1,519,618                          $1,488,244                       $1,047,850
                                ==========                          ==========                       ==========
Net interest income                            $42,157                            $47,762                           $29,381
                                               =======                            =======                           =======
Interest rate spread                                      2.67%                              3.04%                             2.18%
                                                          =====                              =====                             =====
Net interest margin                                       3.03%                              3.48%                             2.93%
                                                          =====                              =====                             =====
Average interest-earning
assets to average
interest-bearing liabilities                            117.12%                            115.18%                           118.37%
                                                        =======                            =======                           =======

RATE/VOLUME ANALYSIS

The following table sets forth the effects of changing rates and volumes on net interest income of the Company. Information is provided with respect to (i) effects on interest income attributable to changes in volume (changes in average volume multiplied by prior rate); (ii) effects on interest income attributable to changes in rate (changes in rate multiplied by prior average volume); and
(iii) changes in rate/volume (change in rate multiplied by change in average volume).

                                      For the Year Ended September 30,                         For the Year Ended September 30,
                                              2002 vs 2003                                             2002 vs 2001
                            -------------------------------------------------    ---------------------------------------------------
                                 Increase(Decrease) Due To                             Increase (Decrease) Due To
                            --------------------------------     Net Increase    -------------------------------------  Net Increase
                              Rate        Volume    Rate/Vol     (Decrease)         Rate        Volume        Rate/Vol    (Decrease)
                            --------     --------   --------    -------------    --------      --------       --------  ------------
INTEREST EARNING ASSETS                                                 (In thousands)

Loans                       ($3,819)     ($5,888)      $431      ($9,276)          $ 242         $3,864           $20       $4,126
Mortgage backed and          (8,580)       6,040     (1,965)      (4,505)         (1,608)        18,997        (2,631)      14,758
related securities
Investment securities        (1,370)        (580)       111       (1,839)         (1,187)         1,273          (208)        (122)
Federal funds sold             (179)        (238)        97         (320)           (791)          (727)          360       (1,158)
Interest bearing deposits       (98)          (7)         2         (103)           (437)             4            (2)        (435)
FHLB stock                      (37)          83         (4)          42             (61)            57            (4)          (8)
                           --------     --------   --------    -------------    --------      --------       --------  ------------
Total Interest-Earning
   Assets                  ($14,083)       ($590)   ($1,328)    ($16,001)        ($3,842)       $23,468       ($2,465)     $17,161
                           ========     ========   ========    =========        ========      =========      ========     =========

INTEREST BEARING LIABILITIES

Tax and insurance reserves     ($36)        ($21)       $12        ($45)            ($29)          ($24)           $6         ($47)
Savings                        (576)          77        (48)       (547)            (532)           791          (395)        (136)
Interest bearing checking      (746)          84        (69)       (731)            (257)           514          (163)          94
Money market                 (3,134)         244       (120)     (3,010)          (3,047)         5,959        (2,867)          45
Certificates of deposit      (3,931)      (4,147)       756      (7,322)          (5,406)         6,463        (1,581)        (524)
FHLB advances/Short term     (1,681)       3,556       (617)      1,258             (437)          (223)            9         (651)
borrowings
                           --------     --------   --------    -------------    --------      --------       --------  ------------
Total Interest-Bearing
   Liabilities             ($10,104)        $207       ($86)   ($10,397)         ($9,708)       $13,480       ($4,991)     ($1,219)
                           ========     ========   ========    =========        ========      =========       =======    ==========
Increase (Decrease) in                                          ($5,604)                                      $18,380
Net Interest Income                                            ========                                       =======

Provision for Loan Losses

The provision for loan losses was zero, recoveries were $65,000, and charge offs were $507,000 during the year ended September 30, 2003 compared to a provision for loan losses of $156,000, with $16,000 of recoveries, and charge offs of $747,000 during the year ended September 30, 2002. Charge offs during the year ended September 30, 2003 included $100,240 related to numerous commercial business loans and $400,000 related to numerous consumer loans. Charge offs during the year ended September 30, 2002 related primarily to a land development loan and various consumer loans.

Based on analysis of the loan portfolio, it was determined that the allowance for loan losses was adequate at September 30, 2003, without the need for additional reserves, thus no provision for loan losses was recorded. In accordance with contemporary regulatory guidance on the allowance for loan losses, the Company is required to estimate reserves based on the current inherent risk in the portfolio. Because payoffs have reduced the one- to four-family mortgage portfolio and historical losses have been low, the allowance indicated has not required additional provision.

At September 30, 2002, the allowance for loan losses was equal to 398.7% of non-performing assets compared to 477.9% at September 30, 2003. The increase in the coverage ratio at year end 2003 was the result of a decrease in non-performing assets.

Non-Interest Income

Non-interest income continues to improve, increasing $4.5 million, or 35.61%, to $17.1 million for the year ended September 30, 2003 from $12.6 million for the year ended September 30, 2002. Income from fees and service charges on deposit accounts increased by $1.7 million, or 34.92 %, from $4.9 million for the year ended September 30, 2002 to $6.7 million for the year ended September 30, 2003. While overall deposits have decreased, checking, money market and savings accounts, which generate fees and service charges, have increased during fiscal 2003. These increases in account balances coupled with increases in fees and service charges have boosted non- interest income for the year. Brokerage and annuity commissions also showed significant growth, increasing by 42.69% from $1.4 million for the year ended September 30, 2002 to $2.0 million for the year ended September 30, 2003. This growth is a result of the expanded presence of Klamath First Financial Services, making brokerage and investment services available to customers in more of the Company's market areas.

With the high loan volume due to refinancing activity and subsequent sale of single family mortgage loans production, gain on sale of mortgage loans has increased 98.80% from $1.1 million for the year ended September 30, 2002 to $2.1 million for the same period this year.

A $1.5 million gain on sale of investments was recorded for the year ended September 30, 2003 which is similar to the $1.7 million gain recorded in prior year. Both gain on sale of securities for fiscal 2003 and loss on sale, as noted below, were part of the ongoing management of the Company's large investment portfolio to reposition the portfolio for higher long term yields in the current interest rate environment. Non-interest income increased $4.5 million to a total of $17.1 million which included the $1.5 million gain on sale of securities. As noted above, the increase is the result of continued improvement in fees and service charges due to more accounts and a revised fee structure and a $1.1 million increase in gain on sale of mortgage loans, as well as growth in commission income from the investment subsidiary.

Non-Interest Expense

The Company's continued efforts to control expenses are evident in the comparison of non-interest expense items, most of which show modest increases from the prior year. Non-interest expense increased $5.7 million, or 11.42%, from a total of $50.2 million for the prior year to $55.9 million for the year ended September 30, 2003. However, excluding the $3.5 million other-than-temporary impairment loss on investment securities, the increase is only 4.95%.

Compensation, employee benefits, and related expense increased $2.3 million, or 10.53%, from $22.1 million for the year ended September 30, 2002 to $24.5 million for the same period of 2003. Increases in compensation expense arose from salary increases and increases in the cost of insurance and other employee benefits. Occupancy expense increased 12.71% due to the increase in number of branch locations and additional space leased for back office operations.

The Company recorded $901,599 in loss on sale of investments as part of the repositioning of the investment portfolio, as noted above. Amortization of intangible assets decreased as adoption of SFAS No. 142 and SFAS No. 147 required the Company to cease amortization of goodwill related to the WAMU branch acquisition beginning October 1, 2002. In addition, during the year ended September 30, 2003, the Company recognized a $3.5 million loss related to reductions in market value on certain floating rate preferred stocks that were considered to have other-than-temporary impairment. See further discussion in
Note 1 of the Notes to Consolidated Financial Statements.

The Company incurred $377,826 of merger-related cost associated with the pending Sterling Merger. Included in this amount are legal expenses, accounting expenses, and cost of merger-related employee travel.

Other expense only increased $563,651, or 4.03%, from $14.0 million for the year ended September 30, 2002 to $14.5 million for the current year. The increase relates to routine increases related to an increase in locations and more accounts to service.

The ratio of non-interest expense to average total assets was 3.68% and 3.37% for the years ended September 30, 2003 and 2002, respectively.

Income Taxes

The provision for income taxes was $577,000 for the year ended September 30, 2003, representing an effective tax rate of 19.4% compared with $3.3 million for the year ended September 30, 2002 representing an effective tax rate of 32.44%. Income taxes decreased due partially to the lower income level for the current year. As part of the overall plan to reduce the effective tax rate and enhance the level of investments qualifying under the Community Reinvestment Act, the Company has increased investment in low income housing tax credits and tax-exempt municipal securities. There are also tax benefits related to purchase of bank-owned life insurance and supplemental executive retirement benefits which were added in fiscal 2003 and further reduced the effective tax rate. (See
Note 13 to the Consolidated Financial Statements.)

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED SEPTEMBER 30, 2002
AND 2001

General

The purchase of 13 branches from Washington Mutual Bank in September 2001 had significant impact on the operations of the Company during fiscal 2002. The transaction contributed significantly to loan and deposit balances, added 13 locations, and introduced 124 employees to the Klamath First family at year end 2001. Therefore, the income and expenses related to this significant change had little effect on fiscal 2001, but had a dominant impact on fiscal 2002. The influence of this change is evident in all categories of income and expenses during the current fiscal year.

During fiscal 2002, the Company operated in an economy that experienced declining interest rates and a relatively normal yield curve. Strategic decisions to revise interest rates paid on deposits to lower interest expense resulted in improvement in both interest rate spread and interest rate margin over the previous year. Net earnings decreased by $782,226, or 10.3% from $7.6 million for the year ended September 30, 2001 to $6.8 million for the year ended September 30, 2002. Net earnings for the year ended September 30, 2001 were enhanced by gains on sale on securities totaling $5.4 million which were not repeated to that extent for 2002.

Interest Income

Interest income increased $17.2 million, or 24.5%, from $70.1 million for the year ended September 30, 2001 to $87.3 million for the year ended September 30, 2002. The general interest rate environment during the year showed declining interest rates but the branch acquisition in September 2001 included significant commercial and consumer loan balances, increasing the earning assets, and also providing loans with somewhat higher yields. Rates on short term investments such as federal funds and interest-earning deposits decreased sharply over the year. The combined result of these changes is reflected in the average yield on interest earning assets which decreased from 6.99% for the year ended September 30, 2001 to 6.35% for the year ended September 30, 2002.

Average loans receivable increased $49.2 million and the yield on loans increased 4 basis points, resulting in a $4.1 million increase in interest income on loans. Purchases of MBS boosted interest income on MBS by $14.8 million. The average balance of investment securities increased $22.6 million, or 17.48%, however the average rate decreased by 92 basis points, resulting in a $122,019 decrease in interest income on investment securities compared with the same period in 2001.

Interest Expense

Average deposits increased by $349.7 million for the year ended September 30, 2002 compared to the year ended September 30, 2001, due to the deposit balances acquired in the WAMU branch transaction in September 2001. The average interest paid on interest-bearing deposits decreased significantly from 4.52% for the year ended September 30, 2001 to 2.92% for the year ended September 30, 2002. During the year ended September 30, 2002, the Company reduced interest rates paid on deposit accounts as part of a strategic plan to improve profitability. This strategic move is evidenced by the decrease in interest expense which was coupled with a 52.14% increase in average deposit balances. As a result interest expense decreased $48,319, or 0.2%, comparing the year ended September 30, 2002 to 2001. Interest expense on deposits decreased $521,672 from $30.3 million for the year ended September 30, 2001 to $29.8 million for the year ended September 30, 2002.

Interest expense on FHLB borrowings decreased $650,505 due to decreased average borrowings of $3.7 million which was partially offset by a 25 basis point increase in the average rate paid..

As noted previously, the general interest rate environment during the year was represented by declining rates. The impact of this environment is evident in the decrease in interest rates on interest-earning assets from 6.99% for the year ended September 30, 2001 to 6.35% for the year ended September 30, 2002. Decreases were noted in yields for all categories of assets. However, due to the strategic moves made by the Company in deposit pricing, overall rates on interest-bearing liabilities decreased 150 basis points from 4.81% for the year ended September 30, 2001 to 3.31% for the year ended September 30, 2002. As a result, interest rate spread increased from 2.18% for the year ended September 30, 2001 to 3.04% for the year ended September 30, 2002. Net interest margin (net interest income as a percent of average interest-earning assets) also improved significantly from 2.93% for the fiscal year ended September 30, 2001 to 3.48% for the year ended September 30, 2002.

Provision for Loan Losses

The provision for loan losses was $156,000, recoveries were $16,224, and charge offs were $747,092 during the year ended September 30, 2002 compared to a provision for loan losses of $387,000, with $42,406 of recoveries, and charge offs of $90,173 during the year ended September 30, 2001. Charge offs during the year ended September 30, 2002 related primarily to a land development loan and various consumer loans. Charge offs during the year ended September 30, 2001 related primarily to construction loans from one borrower and various consumer loans.

The provision for loan losses for the year ended September 30, 2002 was less than for the previous year because the strategy to sell newly originated one- to four-family loans in the secondary market meant that fewer loans were added to the loan portfolio. The loans added in the branch acquisition were allocated allowance as part of the purchase accounting and thus did not significantly impact the provision for fiscal years ended 2002 and 2001.

The composition of the loan portfolio is monitored on a regular basis. Significant increases in commercial and consumer loans, which are considered to have more associated credit risk than the Company's traditional portfolio of one- to four-family residential mortgages, are considered in the determination of the appropriate level of allowance for loan losses. As part of the branch acquisition, a loan loss allowance was allocated to the acquired loans. At September 30, 2001, the allowance for loan losses was equal to 1,108.9% of non-performing assets compared to 398.7% at September 30, 2002. The decrease in the coverage ratio at year end 2002 was the result of an increase in non-performing assets.

Non-Interest Income

Non-interest income increased $1.6 million, or 14.5%, to $12.6 million for the year ended September 30, 2002 from $11.0 million for the year ended September 30, 2001. During the year ended September 30, 2001, the Company realized $5.4 million in gains on sales of investments when it sold MBS resulting from securitization of single family mortgage loans. This is compared to $1.7 million in gain on sale of securities for the year ended September 30, 2002. The increases in non-interest income items other than gain on sale of securities are the result of continued improvement in fees and service charges due to more accounts and a revised fee structure and a $502,860 increase in gain on sale of mortgage loans. Growth in the activity in the Association's investment subsidiary, Klamath First Financial Services, increased commission income by over $1.0 million.

Non-Interest Expense

Non-interest expense increased $21.5 million, or 74.7%, from a total of $28.7 million for the prior year to $50.2 million for the year ended September 30, 2002. The increase is primarily attributed to the expansion of the branch network through the branch acquisition in September 2001 and addition of de novo branches. Compensation, employee benefits, and related expense increased $7.7 million, or 53.1%, from $14.4 million for the year ended September 30, 2001 to $22.1 million for the same period of 2002. Increases in compensation expense arose from the addition of 124 employees as part of the WAMU branch acquisition and other back office personnel added to handle the increased activity resulting from a 48% increase in accounts, as well as personnel added at five de novo branches opened during the year ended September 30, 2002. Other expense increased $5.8 million, or 71.4%, from $8.2 million for the year ended September 30, 2001 to $14.0 million for the current year. Increases were noted as a result of the branch acquisition, opening of the second Medford, Oregon branch and opening of four new in-store branches. For example, postage and courier expense increased $629,632, and supplies expense increased $411,765. Checking department expense increased by $1.2 million and ATM expense increased by $274,301, both due to the increase in number of locations and deposit accounts. Advertising expense increased $294,808 due to the expansion of the branch network. Professional service fees increased $131,468 with items relating to recruitment of executives, training enhancements, and the hiring of a consulting firm for a commercial loan project. The ratio of non-interest expense to average total assets was 3.28% and 2.72% for the years ended September 30, 2002 and 2001, respectively.

Income Taxes

The provision for income taxes was $3.3 million for the year ended September 30, 2002, representing an effective tax rate of 32.4% compared with $3.7 million for the year ended September 30, 2001 representing an effective tax rate of 32.9%. The decrease in effective tax rate for 2002 is primarily due to an increase in income on tax-exempt municipal securities. (See Note 13 to the Consolidated Financial Statements.)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market Risk and Asset/Liability Management

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

Changes in interest rates also impact the fair value of the assets and liabilities on the Company's balance sheet, expressed as changes in the net portfolio value ("NPV"). NPV represents the market value of portfolio equity and is equal to the market value of assets minus the market value of liabilities plus or minus the estimated market value of off-balance sheet instruments. For example, the market value of investment securities and loans is impacted by changes in interest rates. Fixed- rate loans and investments held in the Company's portfolio increase in market value if interest rates decline. Conversely, the market value of fixed-rate portfolio assets decreases in an increasing interest rate environment. It is generally assumed that assets with adjustable rates are less subject to market value changes due to interest rate fluctuations based on the premise that their rates will adjust with the market.

The OTS Thrift Bulletin 13a ("TB 13a") contains the prevailing guidance on the management of interest rate risk and provides a description of how the "Sensitivity to Market Risk" rating is to be determined. Sensitivity to Market Risk represents the "S" component of the CAMELS rating which is used by regulators in their evaluation of financial institutions. The OTS has established detailed minimum guidelines for two areas of interest rate risk management. These guidelines establish minimum expectations for (1) the establishment and maintenance of board-approved risk limits and (2) an institution's ability to measure their interest rate risk exposure. Each thrift's board of directors is responsible for establishing risk limits for the institution. The interest rate risk limits are expected to include limits on the change in NPV as well as limits on earnings sensitivity.

NPV limits include minimums for the NPV ratio, which is calculated by dividing the NPV by the present value of the institution's assets for a given rate scenario. The board of directors should specify the minimum NPV ratio it is willing to allow under interest rate shifts of 100 and 200 basis points up and down. Both the NPV limits and the actual NPV forecast calculations play a role in determining a thrift's Sensitivity to Market Risk. The prudence of the limits and the compliance with board-prescribed limits are factors in the determination of whether or not the institution's risk management is sufficient. In addition, the NPV ratio permitted by the institution's policies under an adverse 200 basis point rate shift scenario is combined with the institution's current interest rate sensitivity to determine the institution's "Level of Interest Rate Risk." The level of interest rate risk is then utilized in conjunction with an assessment of the "Quality of Risk Management Practices" to determine the "S" component of the CAMELS rating.

The Company's exposure to interest rate risk is reviewed on at least a quarterly basis by the Board of Directors and the Asset Liability Management Committee ("ALCO"), which includes senior management representatives. The ALCO monitors and considers methods of managing interest rate risk by monitoring changes in NPV, the NPV ratio, and net interest income under various interest rate scenarios. The ALCO attempts to manage the various components of the Company's balance sheet to minimize the impact of sudden and sustained changes in interest rates on NPV and the NPV ratio. If potential changes to NPV and the NPV ratio resulting from hypothetical interest rate swings are not within the limits established by the Board, the Board may direct management to adjust its asset and liability mix to bring interest rate risk within Board-approved limits.

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

The Company has historically originated primarily fixed-rate residential loans. Many of these loans have been sold to Fannie Mae (formerly, the Federal National Mortgage Association) with servicing retained, and currently loans are sold to other entities with servicing released, while few are held in its portfolio. In order to reduce the exposure to interest rate fluctuations, the Company has developed strategies to manage its liquidity, shorten the effective maturities and increase the repricing of certain interest-earning assets, and increase the effective maturities of certain interest-bearing liabilities. During recent years, the Company undertook significant projects to manage and reduce interest rate risk. In February 2001, the Company securitized $190.3 million in fixed-rate single family mortgage loans. The loans were sold to Fannie Mae with servicing retained and the resulting FNMA mortgage-backed securities ("MBS") were recorded as available for sale securities on the Company's books. Subsequently, the MBS were sold with the two-fold benefit of producing $5.4 million in gain on sale of investments and eliminating long term fixed-rate assets from the interest rate risk profile. The second significant event impacting interest rate risk was the acquisition of 13 branches from Washington Mutual Bank in September 2001. These were commercial bank branches which included $118.8 million of commercial loans and $50.7 million of consumer loans. Most of these loans are adjustable rate shorter term loans. Cash obtained in the transaction was primarily invested in MBS and collateralized mortgage obligations ("CMO's") having shorter terms than conventional single-family mortgage loans. All these events serve to improve the Company's interest rate risk position.

The Company's Board of Directors has established risk limits which are in compliance with TB 13a. NPV values for the Association are regularly calculated by the OTS based on regulatory guidelines. The following table presents the Association's projected change in NPV and the NPV ratio for the various rate shock levels as of September 30, 2003 and 2002, using the regulatory calculations. The assets and liabilities at the parent company level are not considered in the analysis. The exclusion of holding company assets and liabilities does not have a significant effect on the analysis of NPV sensitivity. All market rate sensitive instruments presented in these tables are classified as either held-to-maturity or available-for-sale. The Association has no trading securities.

PROJECTED CHANGES IN NET PORTFOLIO VALUE

                                    At September 30, 2003                       At September 30, 2002
                                   --------------------------------             ------------------------------
Change in                           NPV              Sensitivity                NPV              Sensitivity
Interest Rates                      Ratio            Measure                    Ratio            Measure
                                                     (Basis points)                              (Basis points)
                                   ------           ---------------             -----           --------------
200 basis point rise                4.57%            (281)                      6.67%               (126)
100 basis point rise                6.17%            (121)                      7.79%                (14)
Base Rate Scenario                  7.39%                --                     7.93%                 --
100 basis point decline             7.80%                41                     7.11%                (82)
200 basis point decline (1)         N/A                N/A                      N/A                  N/A

(1) Given the abnormally low prevailing interest rate environment, information related to a 200 basis point decline is not considered meaningful.

While interest sensitivity improved for the year ended September 30, 2002, the Association became more interest sensitive during fiscal 2003. As interest rates have continued downward, loan refinancing activity has remained high, lowering rates on loans held in the portfolio. Loan refinancing has also contributed to increased prepayments on MBS. In order to maintain yields, the proceeds from the prepayments and maturities of investments have been reinvested in instruments with extended maturities, resulting in increased sensitivity. Adjustable-rate instruments have now repriced at these historical low rates, further increasing sensitivity.

The preceding table indicates that at September 30, 2003, in the event of a sudden and sustained increase in prevailing market interest rates, the
Association's NPV and NPV ratio would be expected to decrease, and would decrease to a greater extent than under the previous year's asset/liability mix.

Certain shortcomings are inherent in the method of analysis presented in the computation of NPV. Actual values may differ from those projections presented, should market conditions vary from assumptions used in the calculation of NPV. Certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates on a short-term basis and over the life of the assets. In addition, the proportion of adjustable-rate loans in the Association's portfolio could decrease in future periods if market interest rates remain at or decrease below current levels due to refinance activity. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in the NPV. Finally, the ability of many borrowers to repay their adjustable-rate mortgage loans may decrease in the event of interest rate increases.

A conventional measure of interest rate sensitivity for savings institutions is the calculation of interest rate "gap." This measure of interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A gap is considered positive when the amount of interest-rate sensitive assets exceed the amount of interest-rate sensitive liabilities, and is considered negative when the amount of interest-rate sensitive liabilities exceeds the amount of interest-rate sensitive assets. Generally, during a period of rising interest rates, a negative gap within shorter maturities would result in a decrease in net interest income. Conversely, during a period of falling interest rates, a negative gap within shorter maturities would result in an increase in net interest income.

At September 30, 2003, the Association's one-year cumulative gap was a negative 20.26% of total assets consistent with a negative 20.61% of total assets at September 30, 2002.

The following table sets forth certain historical information relating to the Company's interest- earning assets and interest-bearing liabilities that are estimated to mature or are scheduled to reprice within one year.


                                                                   At September 30,
                                           ---------------------------------------------------------------
                                            2003                       2002                      2001
                                           -----------          ----------------              ------------
                                                                   (In thousands)
Earning assets maturing
or repricing within one year                 $250,767                   $221,598                  $318,777

Interest-bearing liabilities
maturing or repricing
within one year                               562,265                    533,486                   541,016

Deficiency of earning assets
over interest-bearing liabilities
as a percent of total assets                  (20.26%)                  (20.61%)                  (15.13%)

Percent of assets to liabilities
maturing or repricing
within one year                                44.60%                    41.54%                    58.92%

INTEREST SENSITIVITY GAP ANALYSIS

The   following   table   presents   the   difference   between  the   Company's
interest-earning assets and interest-bearing liabilities within specified maturities at September 30, 2003. This table does not necessarily indicate the impact of general interest rate movements on the Company's net interest income because the repricing of certain assets and liabilities is subject to competitive and other limitations. As a result, certain assets and liabilities indicated as maturing or otherwise repricing within a stated period may in fact mature or reprice at different times and at different volumes.


ASSETS                      3 Months   > 3 Months   > 6 Months    > 1 to 3   > 3 to 5   > 5 to 10   > 10 to 20         > 20
                             or Less  to 6 Months    to 1 Year       Years     Years       Years        Years        Years     TOTAL
                            --------  -----------   -----------   --------  --------   ---------   ----------     --------   -------
Permanent 1-4 Mortgages:
  Adjustable-rate             $3,819    $3,576       $9,948     $16,416     $7,133        $680          $--          $--     $41,572
  Fixed-rate                     985     1,237        1,896        (51)      1,547       8,327       37,665      110,298     161,904

Other Mortgage Loans:
  Adjustable-rate             17,437    13,652       17,806      38,418     63,097       1,144           --           --     151,554
  Fixed-rate                     292        19           91       1,235      6,928       8,060        3,497        1,247      21,369

Mortgage-Backed Securities     9,604       904          985      25,178    111,835      49,596      411,158       69,628     678,888

Non-Real Estate Loans:
  Adjustable-rate             87,938     3,580        3,884         913      3,315         337           13           --      99,980
  Fixed-rate                   1,452       546          924       6,551      9,975      13,830       53,758          170      87,206

Investment Securities         45,070    20,148        4,974       7,258     44,817       2,182       35,107        2,467     164,023
Other Interest-Bearing Assets     --        --           --          --         --         457           --           --         457
                            --------   -------   ----------  ----------   --------  ----------   ----------   ----------  ----------
     Total Rate Sensitive
      Assets                $166,597   $43,662      $40,508     $95,918   $248,647     $84,613     $543,198     $183,810  $1,406,953
                            ========   =======     ========    ========   ========    ========     ========     ========    ========
LIABILITIES

Deposits - Fixed Maturity    $70,071   $55,010      $76,209     $82,522    $31,837     $34,029         $335         $100    $350,113
Deposits - Interest Bearing
   Checking                    5,582     5,582       11,164      14,270     12,181      39,397       30,916       17,465     136,557
Deposits - Money Market       16,936    16,936       33,872      80,906     53,763      52,000       71,663          555     326,631
Deposits - Passbook and
   Statement Savings           2,368     2,368        4,736       8,006     10,609      22,283       19,903       23,038      93,311
Other Interest Bearing
   Liabilities               148,431    91,000       22,000      37,000     12,000          --           --           --     310,431
                           ---------  --------   ----------  ----------   --------  ----------   ----------   ----------  ----------
     Total Rate Sensitive
        Liabilities         $243,388  $170,896     $147,981    $222,704   $120,390    $147,709     $122,817      $41,158  $1,217,043
                            ========  ========     ========    ========   ========    ========     ========     ========    ========
Interest Rate
       Sensitivity Gap      ($76,791)($127,234)   ($107,473)  ($126,786)  $128,257   ($63,096)     $420,381     $142,652    $189,910

Cumulative Interest Rate
       Sensitivity Gap      ($76,791)($204,025)   ($311,498)  ($438,284) ($310,027)  ($373,123)     $47,258     $189,910          --

Sensitivity Gap to
       Total Assets           (4.99%)   (8.27%)      (6.99%)     (8.24%)      8.34%       4.10%       27.34%        9.28%         --

Cumulative Interest Rate
       Sensitivity Gap
       to Total Assets        (4.99%)   (13.27%)     (20.26%)    (28.50%)   (20.16%)    (24.26%)       3.07%       12.35%         --

Item 8.  Financial Statements and Supplementary Data

         (a)      Financial Statements

Independent Auditors' Report



Board of Directors
Klamath First Bancorp, Inc.
Klamath Falls, Oregon


     We have audited the  accompanying  consolidated  balance  sheets of Klamath
First Bancorp, Inc. and Subsidiaries (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of earnings, shareholders' equity, and cash flows for each of the three years in the period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Klamath First Bancorp, Inc. and Subsidiaries as of September 30, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP
Portland, Oregon
December 26, 2003


                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                       September 30, 2003                    September 30, 2002
ASSETS                                                           ------------------------              ------------------------

Cash and due from banks                                                       $39,266,748                           $38,444,500
Interest bearing deposits with banks                                            5,838,016                             5,762,373
Federal funds sold and securities purchased under agreements to resell          2,200,000                             1,584,540
                                                                       ------------------                    ------------------
   Total cash and cash equivalents                                             47,304,764                            45,791,413

Investment securities available for sale, at fair value
  (amortized cost: $138,794,722 and $119,940,845)                             140,939,164                           119,542,052
Mortgage-backed and related securities available for sale, at fair
  value (amortized cost: $678,888,417 and $640,304,722)                       680,719,515                           650,796,164
Loans receivable, net                                                         557,551,402                           607,464,660
Real estate owned and repossessed assets                                          651,254                               758,663
Premises and equipment, net                                                    23,331,046                            23,410,847
Stock in Federal Home Loan Bank of Seattle, at cost                            17,190,400                            13,510,400
Accrued interest receivable                                                     7,164,190                             8,177,014
Deferred federal and state income taxes                                           824,844                                    --
Core deposit intangible, net                                                   13,777,700                            17,426,074
Goodwill and other intangible assets                                           22,872,915                            22,872,915
Bank-owned life insurance                                                      16,324,821                                    --
Other assets                                                                    8,465,528                             3,745,151
                                                                       ------------------                    ------------------
   Total assets                                                            $1,537,117,543                        $1,513,495,353
                                                                               ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities
  Deposit liabilities                                                      $1,068,063,030                        $1,142,005,997
  Accrued interest on deposit liabilities                                         696,596                               721,810
  Advances from borrowers for taxes and insurance                               3,062,959                             5,105,955
  Advances from Federal Home Loan Bank of Seattle                             308,000,000                           205,250,000
  Short term borrowings                                                                --                             1,700,000
  Accrued interest on borrowings                                                  949,476                               820,975
  Mandatorily redeemable preferred securities                                  27,338,107                                    --

  Pension liabilities                                                             929,022                               842,272
  Deferred federal and state income taxes                                              --                             1,466,556
  Other liabilities                                                             7,742,895                             8,438,245
                                                                       ------------------                    ------------------
    Total liabilities                                                       1,416,782,085                         1,366,351,810
                                                                       ------------------                    ------------------
Mandatorily redeemable preferred securities                                            --                            27,205,507

Commitments and contingent liabilities

Shareholders' Equity

  Preferred stock, $.01 par value, 500,000 shares authorized; none issued              --                                    --
  Common stock, $.01 par value, 35,000,000 shares authorized,
   September 30, 2003 - 6,982,634 issued, 6,739,164 outstanding
   September 30, 2002 - 6,744,040 issued, 6,366,546 outstanding                    69,826                                67,440
  Additional paid-in capital                                                   34,330,667                            30,282,059
  Retained earnings-substantially restricted                                   86,211,951                            87,265,334
  Unearned shares issued to ESOP                                               (1,956,480)                           (2,935,130)
  Unearned shares issued to MRDP                                                 (785,340)                             (999,111)
  Accumulated other comprehensive income                                        2,464,834                             6,257,444
                                                                       ------------------                    ------------------
    Total shareholders' equity                                                120,335,458                           119,938,036
                                                                       ------------------                    ------------------
    Total liabilities and shareholders' equity                             $1,537,117,543                        $1,513,495,353
                                                                              ===========                           ===========


      See notes to consolidated financial statements.

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS


                                                              Year Ended             Year Ended              Year Ended
                                                           September 30,          September 30,           September 30,
                                                                    2003                   2002                    2001
                                                          --------------         --------------          --------------
INTEREST INCOME
  Loans receivable                                           $42,902,391            $52,178,747             $48,051,228
  Mortgage-backed and related securities                      21,863,936             26,368,930              11,611,184
  Investment securities - taxable                              4,088,155              6,126,126               6,599,562
  Investment securities - tax-exempt                           2,086,941              1,846,131               1,503,756
  Federal funds sold and securities purchased under
     agreements to resell                                        119,508                440,220               1,598,662
  Interest bearing deposits                                      230,567                333,019                 768,192
                                                          --------------         --------------          --------------
    Total interest income                                     71,291,498             87,293,173              70,132,584
                                                          --------------         --------------          --------------
INTEREST EXPENSE
  Deposit liabilities                                         18,173,471             29,782,599              30,304,271
  Advances from FHLB of Seattle                               10,885,897              9,608,659              10,065,991
  Mandatorily redeemable preferred securities                    390,596                     --                      --
  Other                                                           74,295                139,857                 380,579
                                                          --------------         --------------          --------------
    Total interest expense                                    29,524,259             39,531,115              40,750,841
                                                          --------------         --------------          --------------
    Net interest income                                       41,767,239             47,762,058              29,381,743

Provision for loan losses                                             --                156,000                 387,000

                                                          --------------         --------------          --------------

    Net interest income after provision for
      loan losses                                             41,767,239             47,606,058              28,994,743
                                                          --------------         --------------          --------------

NON-INTEREST INCOME
  Fees and service charges on deposit accounts                 6,669,340              4,943,213               2,339,973
  Other fees and service charges                               3,645,642              2,933,689               1,954,010
  Gain on sale of investments                                  1,457,140              1,707,172               5,374,723
  Gain on sale of real estate owned                               37,272                 25,852                  86,927
  Gain on sale of loans                                        2,140,620              1,076,745                 573,885
  Brokerage and annuity commissions                            1,952,072              1,368,057                 362,387
  Bank-owned life insurance income                               524,821                     --                      --
  Other income                                                   678,470                559,103                 321,758
                                                          --------------         --------------          --------------
    Total non-interest income                                 17,105,377             12,613,831              11,013,663
                                                          --------------         --------------          --------------
NON-INTEREST EXPENSE
  Compensation, employee benefits and related expense         24,454,759             22,125,329              14,448,997
  Occupancy expense                                            5,422,942              4,811,472               2,858,504
  Data processing expense                                      1,583,206              1,499,490               1,007,040
  Insurance premium expense                                      181,583                181,449                 133,407
  Loss on sale of investments                                    901,599                628,823                  30,632
  Impairment loss on investments                               3,530,005                     --                      --
  Loss on sale of real estate owned                               26,018                    771                  39,911
  Amortization of core deposit intangible                      3,648,374              3,895,043               1,794,330
  Amortization of goodwill                                            --              1,625,637                      --
  Mandatorily  redeemable preferred securities expense         1,229,348              1,423,774                 252,367
  Merger costs                                                   377,826                     --                      --
  Other expense                                               14,543,237             13,979,591               8,154,956
                                                          --------------         --------------          --------------
    Total non-interest expense                                55,898,897             50,171,379              28,720,144
                                                          --------------         --------------          --------------
Earnings before income taxes                                   2,973,719             10,048,510              11,288,262

Provision for income taxes                                       576,896              3,259,734               3,717,260
                                                          --------------         --------------          --------------
Net earnings                                                  $2,396,823             $6,788,776              $7,571,002
                                                               =========              =========               =========

Earnings per common share - basic                                  $0.37                  $1.06                   $1.14
Earnings per common share - fully diluted                          $0.36                  $1.05                   $1.13
Weighted average common shares outstanding - basic             6,562,515              6,411,351               6,627,200
Weighted average common shares outstanding -  with dilution    6,743,220              6,495,498               6,702,045

     See notes to consolidated financial statements.

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                Unearned     Unearned    Accumulated
                              Common     Common   Additional                      shares       shares          other         Total
                               stock      stock      paid-in      Retained        issued       issued  comprehensive  shareholders'
                              shares     amount      capital      earnings       to ESOP      to MRDP  income (loss)        equity
                      --------------   --------  -----------   ------------  ------------  ----------  -------------  ------------
Balance at
   October 1, 2000         6,692,428    $73,662  $37,701,796   $79,713,255   ($4,893,250) ($2,498,378)   ($1,372,524) $108,724,561
Cash dividends                    --         --           --    (3,467,950)           --           --             --    (3,467,950)
Stock repurchased
   and retired              (550,221)    (5,502)  (7,393,921)           --            --           --             --    (7,399,423)
ESOP contribution             97,974         --      396,471            --       979,740           --             --     1,376,211
MRDP contribution             76,618         --       13,708            --            --    1,199,519             --     1,213,227
Exercise of stock
   options                   244,662      2,447    3,208,742            --            --           --             --     3,211,189
                      --------------   --------  -----------   ------------  ------------  ----------  -------------  ------------
                           6,561,461     70,607   33,926,796    76,245,305    (3,913,510)  (1,298,859)    (1,372,524)  103,657,815
Comprehensive income
   Net earnings                   --         --           --     7,571,002            --           --             --     7,571,002
   Other comprehensive
    income:
   Unrealized gain on
   securities, net of
   tax and reclassification
   adjustment (1)                 --         --           --            --            --           --      2,912,088     2,912,088
                                                                                                                    --------------
Total comprehensive income                                                                                              10,483,090
                      --------------   --------  -----------   ------------  ------------  ----------  -------------  ------------
Balance at
   September 30, 2001      6,561,461     70,607   33,926,796    83,816,307    (3,913,510)  (1,298,859)     1,539,564   114,140,905
Cash dividends                    --         --           --    (3,339,749)           --           --             --    (3,339,749)
Stock repurchased
   and retired              (345,986)    (3,460)  (4,747,387)           --            --           --             --    (4,750,847)
ESOP contribution             97,865         --      410,593            --       978,380           --             --     1,388,973

MRDP contribution             23,847         --       11,511            --            --      299,748             --       311,259
Exercise of stock
   options                    29,359        293      369,295            --            --           --             --       369,588
Tax benefit of
   stock options                  --         --      311,251            --            --           --             --       311,251
                       --------------   --------  -----------   ------------  ------------  ----------  -------------   -----------
                            6,366,546     67,440   30,282,059    80,476,558    (2,935,130)   ( 999,111)     1,539,564  108,431,380
Comprehensive income
   Net earnings                    --         --           --     6,788,776            --           --             --    6,788,776
   Other comprehensive
     income:
   Unrealized gain on
   securities,  net of
   tax and reclassification
   adjustment (2)                 --         --           --            --            --           --       4,717,880    4,717,880
                                                                                                                     --------------
Total comprehensive income                                                                                              11,506,656
                       --------------   --------  -----------   ------------  ------------  ----------  -------------  ------------
Balance at
   September 30, 2002       6,366,546     67,440   30,282,059    87,265,334    (2,935,130)    (999,111)     6,257,444  119,938,036
Cash dividends                     --         --           --    (3,450,206)           --           --             --   (3,450,206)
Stock repurchased
   and retired                (13,660)      (137)    (232,623)           --            --           --             --     (232,760)
ESOP contribution              97,865         --      734,225            --       978,650           --             --    1,712,875
MRDP contribution              36,159         --        5,514            --            --      213,771             --      219,285
Exercise of stock
   options                    252,254      2,523    3,310,876            --            --           --             --    3,313,399
Tax benefit of
   stock options                   --         --      230,616            --            --           --             --      230,616
                       --------------   --------  -----------   ------------  ------------  ----------  -------------  ------------
                            6,739,164     69,826   34,330,667    83,815,128    (1,956,480)   ( 785,340)     6,257,444  121,731,245
Comprehensive loss
   Net earnings                    --         --           --     2,396,823            --           --             --    2,396,823
   Other comprehensive
     loss:
   Unrealized loss on
   securities,  net of
   tax and reclassification
   adjustment (3)                  --         --           --            --            --           --     (3,792,610)  (3,792,610)
                                                                                                                      -------------
Total comprehensive loss                                                                                                (1,395,787)
                      --------------   --------  -----------   ------------  ------------  ----------  -------------  ------------
Balance at
   September 30, 2003      6,739,164    $69,826  $34,330,667   $86,211,951   ($1,956,480)   ($785,340)    $2,464,834  $120,335,458
                       =============  =========  ===========   ===========   ===========    =========     ==========  ============

(1)   Net unrealized holding gain on securities of $2,893,883 (net of $1,773,670 tax expense) less reclassification  adjustment for net gains  included in net earnings of $49,982 (net of $30,634 tax expense)
(2)   Net unrealized holding gain on securities of $5,095,497 (net of $3,123,389 tax expense) less reclassification  adjustment for net gains  included in net earnings of $377,617 (net of $231,443 tax expense)
(3)   Net unrealized holding loss on securities of $1,369,131 (net of $839,138 tax benefit) less reclassification  adjustment for net gains included in net earnings of $2,423,479 net of $1,485,358 tax expense)
See notes to consolidated financial statements.


                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Year Ended                Year Ended                Year Ended
                                                               September 30,             September 30,             September 30,
                                                                        2003                      2002                      2001
                                                              --------------            --------------            --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net earnings                                                  $2,396,823                $6,788,776                $7,571,002

ADJUSTMENTS TO RECONCILE NET EARNINGS TO
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
    Depreciation and amortization                                  5,856,301                 7,715,652                 3,161,017
    Deferred income taxes                                             33,104                (2,022,392)                 (956,590)
    Provision for loan losses                                             --                   156,000                   387,000
    Compensation expense related to ESOP benefit                   1,712,875                 1,388,973                 1,376,211
    Compensation expense related to MRDP Trust                       219,285                   311,259                 1,213,227
    Tax benefit associated with stock options                        230,616                   311,251                        --
    Net amortization of premiums paid on
      investment and mortgage-backed and related securities        8,609,473                 3,930,135                   249,371
   Decrease in deferred loan fees, net of amortization              (692,444)                 (688,264)               (2,848,812)
    Net (gain) loss on sale of real estate owned and
      premises and equipment                                         (23,605)                  (25,081)                   39,452
    Net gain on sale of investment and mortgage
      backed and related securities                                 (555,541)               (1,078,349)               (5,344,091)
    Impairment loss on investment securities                       3,530,005                        --                        --
    FHLB stock dividend                                             (854,700)                 (812,400)                 (821,500)
CHANGES IN ASSETS AND LIABILITIES
    Accrued interest receivable                                    1,012,824                   480,572                (2,225,513)
    Other assets                                                  (5,252,239)                3,685,333                (7,456,909)
    Accrued interest on deposit liabilities                          (25,214)                 (852,796)                  389,530
    Accrued interest on borrowings                                   128,502                    19,232                   (55,420)
    Pension liabilities                                               86,750                   (99,876)                   54,252
    Other liabilities                                               (447,467)                1,916,541                 3,194,579
                                                               --------------            --------------            --------------
Net cash provided by (used in) operating activities               15,965,348                21,124,566                (2,073,194)
                                                               --------------            --------------            --------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from maturity of investment securities
      held to maturity                                                    --                   135,000                   130,000
    Proceeds from maturity of investment securities
      available for sale                                          17,597,000                15,000,000                33,425,000
    Principal repayments received on mortgage
       backed and related securities held to maturity                     --                 1,238,278                   531,435
    Principal repayments received on mortgage
       backed and related securities available for sale          351,664,191               108,276,166                46,429,807
    Principal repayments received on loans                       375,433,075               286,803,701               145,496,311
    Loan originations                                           (420,397,256)             (281,665,175)             (136,492,447)
    Loans purchased                                               (3,875,225)               (1,683,363)                       --
    Loans sold                                                    99,100,042                68,661,105                30,708,858
    Purchase of investment securities available
      for sale                                                   (50,666,979)              (41,854,162)              (78,456,931)
    Purchase of mortgage-backed and related
      securities available for sale                             (612,548,001)             (419,414,542)             (383,198,597)
    Purchase of FHLB stock                                        (2,825,300)                       --                        --
    Proceeds from sale of investment securities
      available for sale                                          10,228,950                61,977,158                10,367,746
    Proceeds from sale of mortgage-backed and related
      securities available for sale                              214,703,334                87,131,357               187,991,361
    Proceeds from sale of real estate owned and
      premises and equipment                                         476,071                   653,574                 1,261,175
    Investment in real estate owned                                       --                        --                   (86,742)
    Purchases of premises and equipment                           (2,121,085)               (8,533,907)               (5,392,241)
    Acquisitions, net of cash acquired                                    --                        --               206,548,213
    Purchase of bank-owned life insurance                        (15,800,000)                       --                        --
                                                                -------------             -------------             -------------
Net cash provided by (used in) investing activities              (39,031,183)             (123,274,810)               59,262,948
                                                                -------------             -------------             -------------

                  KLAMATH FIRST BANCORP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)
                                                                  Year Ended                Year Ended                Year Ended
                                                               September 30,             September 30,             September 30,
                                                                        2003                      2002                      2001
                                                               --------------            --------------            --------------

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase(decrease) in deposit liabilities                ($73,942,967)            ($10,818,147)              $33,986,127
    Proceeds from FHLB advances                                   391,300,000               99,950,000                 2,000,000
    Repayments of FHLB advances                                  (288,550,000)             (62,700,000)               (7,000,000)
    Proceeds from short term borrowings                             3,300,000                  200,000                 3,400,000
    Repayments of short term borrowings                            (5,000,000)                (200,000)               (4,700,000)
    Issuance of mandatorily redeemable preferred stock                     --               12,651,823                14,553,684
    Stock repurchase and  retirement                                 (232,760)              (4,750,847)               (7,399,423)
    Proceeds from exercise of stock options                         3,313,399                  369,588                 3,211,189
    Advances from borrowers for taxes and insurance                (2,042,996)              (1,532,039)               (3,015,382)
    Dividends paid                                                 (3,565,490)              (3,617,287)             (  3,783,983)
                                                                --------------           --------------            --------------
Net cash provided by  financing activities                         24,579,186               29,553,091                31,252,212
                                                                --------------           --------------            --------------
Net (decrease) increase in cash and cash
  equivalents                                                       1,513,351              (72,597,153)               88,441,966

Cash and cash equivalents at beginning
  of year                                                          45,791,413              118,388,566                29,946,600
                                                                --------------           --------------            --------------
Cash and cash equivalents at end of year                          $47,304,764              $45,791,413              $118,388,566
                                                                     =========                =========                 =========
SUPPLEMENTAL SCHEDULE OF INTEREST AND
  INCOME TAXES PAID
    Interest paid                                                 $30,650,318              $40,364,979               $42,020,217
    Income taxes paid                                               1,775,000                2,795,000                 3,930,000

SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
ACTIVITIES

    Net unrealized gain (loss) on securities
      available for sale                                          ($3,792,610)              $4,717,880                $2,912,088
    Dividends declared and accrued in other
      liabilities                                                     907,742                  883,136                   934,233
   Loans transferred to real estate owned                             346,770                  949,830                   870,128
   Loans securitized and recorded as mortgage-backed
      securities available for sale                                        --                       --               190,300,518
   Mortgage-backed securities held to maturity
      transferred to available for sale, at fair value                     --                  376,335                        --



    See notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Klamath First Bancorp, Inc. (the "Company") and its wholly-owned subsidiaries, Klamath Capital Trust I and Klamath First Federal Savings and Loan Association (the "Association"), including the Association's subsidiaries, Klamath First Financial Services and Pacific Cascades Financial, Inc. All intercompany accounts and transactions have been eliminated in consolidation.

Certain prior year amounts have been reclassified to conform to current year presentation.

Nature of Operations

The Company provides banking and limited non-banking services to its customers who are located throughout the state of Oregon and in adjoining areas of Washington State. These services primarily include attracting deposits from the general public and using such funds, together with other borrowings, to invest in various real estate loans, consumer and commercial loans, investment securities and mortgage-backed and related securities.

Use of Estimates in the Presentation of the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make assumptions. These assumptions result in estimates that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of related revenue and expense during the reporting period. Actual results could differ from those estimates.

Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers cash and due from banks, interest-bearing deposits held at domestic banks, federal funds sold, and security resale agreements to be cash and cash equivalents, all of which mature within 90 days.

Investment Securities

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, investment securities held to maturity are stated at amortized cost only if the Company has the positive intent and the ability to hold the securities to maturity. Securities available for sale, including mutual funds, and trading securities are stated at fair value. Unrealized gains and losses from available for sale securities are excluded from earnings and reported (net of tax) as a net amount in a separate component of shareholders' equity until realized. Realized gains and losses on the sale of securities, recognized on a specific identification basis, and valuation adjustments of trading account securities are included in non- interest income or expense. Unrealized losses on securities held to maturity or available for sale due to fluctuations in fair value are recognized when it is determined that an other than temporary decline in the value has occurred.

Stock Investments

The Company holds stock in the Federal Home Loan Bank of Seattle ("FHLB of Seattle"). This investment is carried at historical cost.

Loans

Loans held for investment are stated at the principal amount outstanding, net of deferred loan fees and unearned income. Loan origination fees, commitment fees and certain direct loan origination costs are capitalized and recognized as a yield adjustment over the lives of the loans using the level yield method. Unearned discounts are accreted to income over the average lives of the related loans using the level yield method, adjusted for estimated prepayments.

Interest income is recorded as earned. Management ceases to accrue interest income on any loan that becomes 90 days or more delinquent and reverses all interest accrued up to that time. Thereafter, interest income is accrued only if and when, in management's opinion, projected cash proceeds are deemed sufficient to repay both principal and interest. All loans for which interest is not being accrued are referred to as loans on non accrual status.

Allowance for Loan Losses

The allowance for loan losses is established to absorb known and inherent losses in the loan portfolio. Allowances for losses on specific problem real estate loans are charged to earnings when it is determined that the value of these loans is impaired. In addition to specific reserves, the Company also maintains general provisions for loan losses based on evaluating known and inherent risks in the loan portfolio, including management's continuing analysis of the factors underlying the quality of the loan portfolio. These factors include changes in the size and composition of the loan portfolio, geographic concentrations, actual loan loss experience, current economic conditions, detailed analysis of individual loans for which full collectibility may not be assured, and determination of the existence and realizable value of the collateral and guarantees securing the loans. The allowance is an estimate based upon factors and trends identified by management at the time financial statements are prepared. The ultimate recovery of loans is susceptible to future market factors beyond the Company's control, which may result in losses or recoveries differing significantly from those provided in the consolidated financial statements. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance on loans.

Delinquent interest on loans past due 90 days or more is charged off or an allowance established by a charge to income equal to all interest previously accrued. Interest is subsequently recognized only to the extent cash payments are received until delinquent interest is paid in full and, in management's judgment, the borrower's ability to make periodic interest and principal payments is back to normal, in which case the loan is returned to accrual status.

Real Estate Owned

Property acquired through foreclosure or deed in lieu of foreclosure is carried at the lower of estimated fair value, less estimated costs to sell, or the balance of the loan on the property at date of acquisition, not to exceed net realizable value. Costs excluding interest, relating to the improvement of property are capitalized, whereas those relating to acquiring and holding the property are charged to expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is generally computed on the straight-line basis over the estimated useful lives of the various classes of assets from their respective dates of acquisition. Estimated useful lives range up to 30 years for buildings, up to the lease term for leasehold improvements, three years for automobiles, and three to 15 years for furniture and equipment.

Mortgage Servicing

Fees earned for servicing loans are reported as income when the related mortgage loan payments are collected. Loan servicing costs are charged to expense as incurred.

The Company accounts for mortgage servicing rights ("MSR") in accordance with SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS No. 140 requires the Company to allocate the total cost of all mortgage loans sold, whether originated or purchased, to the MSR and the loans (without MSR) based on their relative fair values if it is practicable to estimate those fair values.

MSR are capitalized at their allocated carrying value and amortized in proportion to, and over the period of, estimated future net servicing income.

The Company assesses impairment of the MSR based on the fair value of those rights. For purposes of measuring impairment, the MSR are stratified based on interest rate characteristics (fixed-rate and adjustable-rate), as well as by coupon rate. In order to determine the fair value of the MSR, the Company uses a model that estimates the present value of expected future cash flows. Assumptions used in the model include market discount rates and anticipated prepayment speeds. In addition, the Company uses market comparables for estimates of the cost of servicing, inflation rates and ancillary income. Impairment allowances of $193,443 and $180,739 were recorded at September 30, 2003 and 2002. Future interest rate decreases could have a negative impact on the recorded MSR.

Intangible Assets

In conjunction with branch acquisitions, the Company has recorded intangible assets, including core deposit intangible and other intangible assets. Core deposit intangibles are amortized over the estimated average remaining life of the deposit base acquired. Other intangible assets are amortized over a period no greater than the estimated remaining life of the long term assets acquired.

Because other intangible assets were recorded in conjunction with a purchase of branches, they were accounted for in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Bank and Thrift Institutions. In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires such intangible assets to be accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under this guidance, other intangible assets will be evaluated for impairment but will no longer be amortized. The Company adopted SFAS No. 147 as of October 1, 2002. Expense related to amortization of other intangibles totaled $1.1 million for the year ended September 30, 2002. There was no amortization expense in the year ended September 30, 2001 because the transaction to which the intangible assets relate happened in mid- September 2001 and no expense was recorded. Due to the adoption of SFAS No. 147, no such amortization expense was recorded in fiscal year 2003.

Mandatorily Redeemable Preferred Securities

The Company adopted SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as of July 1, 2003. Adoption of this statement resulted in the reclassification of the mandatorily redeemable preferred securities from a separate classification between liabilities and equity to inclusion within liabilities. Restatement of prior periods was not permitted, so these securities are included in liabilities during the current period and in mezzanine equity for the previous years. In addition, expense related to these securities was recorded as interest expense for the period from July 1, 2003 to September 30, 2003 but is included in other expense for all prior periods.

Income Taxes

The Company accounts for income taxes using the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Employee Stock Ownership Plan

The Company sponsors an Employee Stock Ownership Plan ("ESOP"). The ESOP is accounted for in accordance with the American Institute of Certified Public Accountants ("AICPA") Statement of Position 93-6, Employer's Accounting for Employee Stock Ownership Plans. Accordingly, the shares held by the ESOP are reported as unearned shares issued to the employee stock ownership plan in the balance sheets. The plan authorizes release of the shares over a ten-year period, of which four years are remaining. As shares are released from collateral, compensation expense is recorded equal to the then current market price of the shares, and the shares become outstanding for earnings per share calculations.

Management Recognition and Development Plan

The Company sponsors a Management Recognition and Development Plan ("MRDP"). The MRDP is accounted for in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The plan authorizes the grant of common stock shares to certain officers and directors, which vest over a five-year period in equal installments. The Company recognizes compensation expense in the amount of the fair value of the common stock in accordance with the vesting schedule during the years in which the shares are payable. When the MRDP awards are allocated, the common stock shares become common stock equivalents for earnings per share calculations. Compensation expense related to the MRDP for the years ended September 30, 2003, 2002 and 2001 was $219,285, $311,259 and $1.2 million, respectively.

Stock Based Compensation

The Company accounts for stock option grants using the intrinsic value method as prescribed in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Under the intrinsic value based method, compensation cost for stock options is measured as the excess, if any, of the quoted market price of stock at grant date over the amount an employee must pay to acquire the stock. Stock options granted by the Company have no intrinsic value at the grant date and, under APB No. 25, there is no compensation expense to be recorded.

SFAS No. 123, Accounting for Stock-Based Compensation, encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The fair value approach measures compensation costs based on factors such as the term of the option, the market price at grant date, and the option exercise price, with expense recognized over the vesting period.

As discussed above, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

SFAS No. 123, Accounting for Stock-Based Compensation requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

The weighted average grant-date fair value of options granted during fiscal years 2003, 2002, and 2001 was $2.71, $1.63, $2.03, respectively. The Company's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. Had compensation cost for these awards been determined under SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the following pro forma amounts:


                                                      Year ended September 30,
                                              2003              2002            2001
                                 ----------------------------------------------------
Net earnings:
               As reported               $2,396,823        $6,788,776      $7,571,002
               Pro forma                  2,321,998         6,662,157       7,457,552
Earnings per common share - basic
               As reported                    $0.37             $1.06           $1.14
               Pro forma                      $0.35             $1.04           $1.13
Earnings per common share - fully
diluted:
               As reported                    $0.36             $1.05           $1.13
               Pro forma                      $0.34             $1.03           $1.11


The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions:

                                    2003             2002              2001
                                    Grant            Grant             Grant
                                   ---------       -------            ------
Risk free interest rates              2.98%          3.69%             5.09%
Expected dividend                     3.09%          4.03%             4.33%
Expected lives, in years               7.5            3.5               3.3
Expected volatility                  21.51%         20.29%            28.73%

Recently Issued Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. The Company has adopted this statement and has elected to continue to account for stock-based compensation under the guidance in APB Opinion No. 25.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and will apply to existing entities for the first fiscal year or interim period beginning after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effects related to the issuance of its trust preferred securities, and any related regulatory effects, does not currently believe the interpretation will have a material impact on the results of operations or financial condition of the Company.

(2)      Acquisition

On September 7, 2001, the Company completed the acquisition of 13 branches from Washington Mutual. These branches are located along the Oregon coast and in northeastern Oregon, complementing and expanding the existing branch network. The transaction, which was accounted for as a purchase in accordance with SFAS No. 72, Accounting for Certain Acquisitions of Bank and Thrift Institutions, included acquisition of $179.3 million in loans and assumption of $423.5 million in deposit liabilities. Income and expense related to the transaction and operation of the branches for the period from September 7, 2001 to September 30, 2001 are reflected in the statement of earnings. As a result of this transaction, the Company recorded core deposit intangible of $15.0 million which will be amortized over the estimated life of the deposit base. The Company also recorded other intangible assets of $24.1 million related to the transaction.

(3) Cash and Due from Banks

The Company is required to maintain an average reserve balance with the Federal Reserve Bank, or maintain such reserve balance in the form of cash. The amount of this required reserve balance was approximately $4.3 million and $4.0 million at September 30, 2003 and 2002, respectively, and was met by holding cash and maintaining an average balance with the Federal Reserve Bank in excess of this amount.

(4) Investments and Mortgage-backed Securities

Amortized cost and approximate fair value of securities available for sale and held to maturity are summarized by type and maturity as follows:

                                                                   September 30, 2003
                                             -----------------------------------------------------------------------
                                               Amortized                        Gross Unrealized                Fair
                                                   cost                      Gains         Losses             value
                                             ----------                 ----------      ----------        ----------
INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  State and municipal obligations
    Maturing within one year                   $485,036                     $4,188               $--        $489,224
    Maturing after five years through
     ten years                                2,181,683                     78,185             1,876       2,257,992
    Maturing after ten years                 39,575,738                  2,295,049            33,389      41,837,398

  FHLB obligations
     Maturing after one year through
      five years                             10,000,000                     87,500                --      10.087,500

  Corporate obligations
    Maturing within one year                 11,860,320                    156,958                --      12,017,278
    Maturing after one year through
     five years                              39,680,212                    953,949                --      40,634,161
    Maturing after ten years                 19,841,738                         --         1,659,238      18,182,500

  Federal agency preferred stock
     Maturing after ten years                15,169,995                    263,116                --      15,433,111
                                             ----------                 ----------        ----------      ----------
                                           $138,794,722                 $3,838,945        $1,694,503    $140,939,164
                                             ==========                 ==========        ==========      ==========

                                                                        September 30, 2002
                                             -----------------------------------------------------------------------

                                              Amortized                         Gross Unrealized                Fair
                                                   cost                      Gains           Losses            value
                                             ----------                 ----------        ----------      ----------
INVESTMENT SECURITIES AVAILABLE-FOR-SALE

  State and municipal obligations
    Maturing within one year                   $100,000                       $565               $--        $100,565
    Maturing after one year through
     five years                                 485,300                     12,929                --         498,229
    Maturing after five years through
     ten years                                  790,110                     56,682                --         846,792
    Maturing after ten years                 38,202,338                  2,381,961             4,044      40,580,255

  Corporate obligations
    Maturing within one year                 17,890,090                         --            55,225      17,834,865
    Maturing after one year through
     five years                              23,922,805                    489,819            14,498      24,398,126
    Maturing after ten years                 19,834,958                         --         2,644,508      17,190,450

  Federal agency preferred stock
     Maturing after ten years                18,715,244                         --           622,474      18,092,770
                                             ----------                 ----------        ----------      ----------
                                           $119,940,845                 $2,941,956        $3,340,749    $119,542,052
                                             ==========                 ==========        ==========      ==========

                                                                   September 30, 2003
                                             -----------------------------------------------------------------------
                                               Amortized                        Gross Unrealized                Fair
                                                   cost                      Gains           Losses           value
                                             ----------                 ----------        ----------      ----------
MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE


  CMO's maturing after one year
    through five years                       $7,147,206                    $95,116          $     --      $7,242,322

  FHLMC maturing after one year
    through five years                        1,726,836                     34,426                --       1,761,262

  FNMA maturing after five years
    through ten years                         5,688,474                    216,480                --       5,904,954

  CMO's maturing after five years
     through  ten years                      40,619,858                    842,027                --      41,461,885

  FHLMC maturing after five years
    through ten years                         3,287,704                     61,530                --       3,349,234

  FNMA maturing after ten years             253,431,224                  1,608,103          420,377      254,618,950

  FHLMC maturing after ten years            122,306,799                    310,664        1,540,051      121,077,412

  GNMA maturing after ten years               8,809,464                     36,581           70,730        8,775,315

  CMO's  maturing after ten years           235,870,852                  1,500,660          843,331      236,528,181
                                             ----------                 ----------       ----------       ----------
                                           $678,888,417                 $4,705,587       $2,874,489     $680,719,515
                                             ==========                 ==========      ===========       ==========

                                                                                   September 30, 2002
                                             -----------------------------------------------------------------------
                                               Amortized                       Gross Unrealized                 Fair
                                                   cost                      Gains          Losses            value
                                             ----------                 ----------       ----------        ----------
MORTGAGE-BACKED AND RELATED SECURITIES AVAILABLE-FOR-SALE

  CMO's maturing after one year
    through five years                       $2,944,195                    $26,810             $ --        $2,971,005

  FHLMC maturing after one year
    through five years                       11,520,162                    237,265               --        11,757,427

  FNMA maturing after five years
    through ten years                        12,634,495                    231,613               --        12,866,108

  CMO's maturing after five years
     through  ten years                     133,151,422                  4,006,978               --       137,158,400

  FHLMC maturing after five year
     through ten years                        7,182,143                     83,445               --         7,265,588

  FNMA maturing after ten years             116,232,557                  1,134,165               --       117,366,722

  FHLMC maturing after ten years             37,902,266                    425,289            2,515        38,325,040

  GNMA maturing after ten years              24,346,010                    247,888              346        24,593,552

  CMO's  maturing after ten years           294,391,472                  4,108,891            8,041       298,492,322
                                             ----------                 ----------       ----------      ------------
                                           $640,304,722                $10,502,344          $10,902      $650,796,164
                                             ==========                 ==========       ==========      ============

Expected maturities of mortgage-backed and related securities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

At September 30, 2003 and 2002, the Company pledged securities totaling $585.9 million and $40.5 million, respectively, to secure certain public deposits and for other purposes as required or permitted by law. The increase from 2002 to 2003 resulted from pledging investment securities to collateralize FHLB of Seattle borrowings in replacement of collateralization with mortgage loans under a blanket pledge.

(5)  Loans receivable

                                                                               September 30,
                                                                ---------------------------------------------
                                                                           2003                        2002
                                                                -----------------           -----------------
Real estate loans
  Permanent residential one- to four-family                        $195,784,922                 $339,403,368
  Multi-family residential                                           32,029,946                   21,595,322
  Construction                                                       16,650,269                   15,223,441
  Agricultural                                                        9,382,520                    4,888,861
  Commercial                                                        125,725,721                   91,703,262
  Land                                                                8,081,601                    4,164,394
                                                               -----------------           -----------------
     Total real estate loans                                        387,654,979                  476,978,648

Non-real estate loans
  Savings account                                                     1,293,776                    1,261,448
  Home improvement and home equity                                  112,248,154                   65,092,250
  Other consumer                                                     16,072,833                   16,926,304
  Commercial                                                         57,975,073                   62,102,347
                                                                ----------------           -----------------
     Total non-real estate loans                                    187,589,836                  145,382,349
                                                                ----------------           -----------------
     Total loans                                                    575,244,815                  622,360,997

Less
  Undisbursed portion of loans                                        7,540,747                    3,609,164
  Deferred loan fees                                                  3,218,917                    3,911,361
  Allowance for loan losses                                           6,933,749                    7,375,812
                                                               -----------------           -----------------
                                                                   $557,551,402                 $607,464,660
                                                               =================           =================

The weighted average interest rate on loans at September 30, 2003 and 2002 was 6.39% and 7.36%, respectively.

Included in loans receivable are $4.0 million of loans held for sale. All these loans are one- to four-family mortgage loans. In the aggregate there was no lower of cost or market adjustment required; fair value approximates cost.

Aggregate loans to officers and directors, all of which were current, consist of the following (in thousands):


                                                      Year Ended September 30,
                                --------------------------------------------------------------
                                       2003                       2002                    2001
                                -----------             --------------             -----------
Beginning balance                    $3,220                     $2,990                  $2,089
Originations                          6,006                      1,018                   1,227
Principal repayments                 (1,716)                      (788)                   (326)
                                -----------             --------------             -----------
Ending balance                       $7,510                     $3,220                  $2,990
                                ===========             ==============             ===========

The significant increase in originations for 2003 relates to refinancing activity and to the election of a new director in January 2003 who had existing loans with the Company.

Activity in the allowance for loan losses is summarized as follows:

                                                                         Year Ended September 30,
                                                        -----------------------------------------------------------
                                                               2003                    2002                    2001
                                                        -----------          --------------          --------------
Balance, beginning of year                               $7,375,812              $7,950,680              $4,082,265
Charge offs                                                (507,130)               (747,092)                (90,173)
Recoveries                                                   65,067                  16,224                  42,406
Additions                                                        --                 156,000                 387,000
Acquisitions                                                     --                      --               3,761,024
Allowance reclassified with loan securitization                  --                      --                (231,842)
                                                        -----------          --------------          --------------
Balance, end of year                                     $6,933,749              $7,375,812              $7,950,680
                                                           ========                ========                ========

At September 30, 2003 and 2002, impaired loans totaled $104,424 and $200,000, respectively. At September 30, 2003, loan loss reserves specifically allocated to these loans totaled $1,512. There were no specifically allocated loan loss reserves related to these loans at September 30, 2002. The average investment in impaired loans for the years ended September 30, 2003 and 2002 was $157,847 and $43,590, respectively.

(6) Premises and Equipment

Premises and equipment consist of the following:

                                                                 September 30,
                                                     --------------------------------------
                                                         2003                       2002
                                                     -----------               ------------
Land                                                 $ 4,879,451                $ 4,872,673
Office buildings and construction in progress         18,696,847                 17,766,655
Furniture, fixtures and equipment                     10,711,875                  9,559,681
Automobiles                                               30,324                     20,928
Less accumulated depreciation                        (10,987,451)                (8,809,090)
                                                     ------------              ------------
                                                     $23,331,046                $23,410,847
                                                     ===========                ===========

Depreciation expense was $2.2 million, $2.0 million, and $1.2 million for the years ended September 30, 2003, 2002, and 2001, respectively.

(7)   Accrued Interest Receivable

The following is a summary of accrued interest receivable:

                                                                  September 30,
                                                     --------------------------------------
                                                         2003                       2002
                                                     -----------                -----------
Loans receivable                                     $ 2,954,233                $ 3,578,678
Mortgage-backed and related securities                 2,622,224                  3,028,121
Investment securities                                  1,587,676                  1,570,154
Federal funds sold and securities purchased
   under agreements to resell                                 57                         61
                                                     ------------              ------------
                                                     $ 7,164,190                $ 8,177,014
                                                     ===========               ============

(8)      Mortgage Servicing Rights ("MSR")

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balance of mortgage loans serviced for others was $72.9 million and $140.3 million at September 30, 2003 and 2002, respectively. The mortgage servicing rights are included in other assets in the consolidated balance sheets.

During the quarter ended March 31, 2001, the Company sold $190.3 million in seasoned fixed-rate single- family loans to Fannie Mae. The mortgages were aggregated into 14 pools and securitized with the resulting MBS being retained by the Company, and classified as available for sale, and subsequently sold. The loans were sold with servicing retained by the Company.

The fair value of MSR was determined using a discounted cash flow model, which incorporates the expected life of the loans, estimated costs to service the loans, servicing fees to be received, and other factors. Mortgage servicing rights were valued at $1.7 million. The key assumptions used to initially value the MSR recorded in 2001 included a constant prepayment rate ("CPR") of 20%, an average life of 6.3 years and a discount rate of 10%. The Company pays a guarantee fee to FNMA as part of the securitization and servicing of the loans, thus transferring all credit risk to FNMA. The final resulting basis in the MBS recorded was $185.9 million. As of September 30, 2001, all the resulting MBS had been sold with a gain of $5.4 million.

The balance of the Company's originated MSR as of September 30, 2003, 2002, and 2001, and changes during the periods then ended, were as follows:

                                                                       Year Ended September 30,
                                                             -------------------------------------------------
                                                                 2003               2002               2001
                                                             ---------------    -------------    -------------
Balance, beginning of year                                    $1,035,660        $1,596,930            $95,420
Additions for loans securitized                                       --                --          1,653,830
Additions for other loans sold                                        --                --             54,693
Amortization of servicing rights for loans securitized          (597,397)         (327,542)          (167,857)
Amortization of servicing rights for other loans sold            (39,896)          (52,989)           (39,156)
Valuation allowance                                              (12,704)         (180,739)                --
                                                             ---------------    -------------    -------------
Balance, end of year                                            $385,663        $1,035,660         $1,596,930
                                                                ========        ==========         ==========

The changes in the Company's valuation allowance for impairment of MSR are as follows for the periods indicated:

                                                                       Year Ended September 30,
                                                              ------------------------------------------
                                                                2003            2002               2001
                                                              ----------     ----------           ------
Balance, beginning of year                                    ($180,739)           $--              $--
Additions for impairment                                        (12,704)      (180,739)              --
                                                              _________       ________            _____

Balance, end of year                                          ($193,443)     ($180,739)             $--
                                                              =========       ========            =====

The Company evaluates MSR for impairment by stratifying MSR based on the predominant risk characteristics of the underlying financial assets. At September 30, 2003 and 2002, the fair values of the Company's MSR were $385,663 and $1,045,964 respectively, which were estimated using a discount rate of 8.5% and Public Securities Association prepayment assumptions (PSA) ranging from 152 to 513 and from 217 to 679, respectively.

At September 30, 2003, the key economic assumptions and the sensitivity of the current value for MSR to immediate 10% and 20% adverse changes in those assumptions were as follows:

                                                     Year Ended
                                                     September 30, 2003
                                                     ------------------
Fair value of capitalized MSR                           $385,663
PSA                                                   152 to 513
Impact on fair value of 10% adverse change               (19,342)
Impact on fair value of 20% adverse change               (36,663)
Future cash flows discounted at                             8.50%
Impact on fair value of 10% adverse change                (7,774)
Impact on fair value of 20% adverse change               (15,238)

These sensitivities are hypothetical and should be used with caution. As the amounts indicate, changes in fair value based on a change in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption. In reality, however, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

(9)      Goodwill and Intangible Assets

On October 1, 2002, the Company adopted SFAS No. 147, Acquisitions of Certain Financial Institutions, which requires certain intangible assets to be accounted for under the provisions of SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, which statements were also adopted on October 1, 2002. In accordance with these standards, goodwill and other intangible assets with indefinite lives are no longer being amortized but instead will be tested for impairment at least annually. Upon adoption of SFAS No. 147, $22.9 million of intangible assets related to prior branch acquisitions were reclassified to goodwill and amortization of these assets ceased. Expense related to amortization of goodwill totaled $1.6 million for the year ended September 30, 2002. A similar expense is not being recorded in fiscal year 2003. Core deposit intangibles will continue to be amortized based on the estimated lives of the underlying deposits.

The  following  table  summarizes  selected information about intangible assets:

                                              Gross Carrying Amount                        Accumulated Amortization
---------------------------------  --------------------------------------------  --------------------------------------------
Intangible assets                  September 30, 2003    September 30, 2002      September 30, 2003      September 30, 2002
carrying value
---------------------------------  --------------------- ----------------------  ----------------------- --------------------
Core deposit intangible                      $28,376,467            $28,376,467              $14,598,767          $10,950,393
Mortgage servicing rights (included
in Other Assets)                               1,820,823              1,820,823                1,241,717              604,424
                                   --------------------- ----------------------  ----------------------- --------------------
Total                                        $30,197,290            $30,197,290              $15,840,484          $11,554,817
                                   ===================== ======================  ======================= ====================

                                               Amortization expense
                                             Year ended September 30,
                                   --------------------------------------------
Intangible assets amortization             2003                   2002
---------------------------------  --------------------- ----------------------
Core deposit intangible                       $3,648,374             $3,895,043
Mortgage servicing rights                        637,293                380,531
                                   --------------------- ----------------------
Total                                         $4,285,667             $4,275,574
                                   ===================== ======================


Estimated amortization expense for
core deposit intangible and MSR
For year ended 9/30/2004                      $3,611,358
For year ended 9/30/2005                      $3,306,403
For year ended 9/30/2006                      $1,648,489
For year ended 9/30/2007                      $1,527,914
For year ended 9/30/2008                      $1,258,079

(10)  Deposit Liabilities

The following is a summary of deposit liabilities:

                                                                      September 30,
                                                           ---------------------------------------------------------
                                                                      2003                            2002
                                                           -------------------------       -------------------------
                                                               Amount        Percent           Amount        Percent
                                                           ----------     ----------       ----------     ----------

Checking accounts, non-interest
 bearing                                                 $161,450,712          15.1%     $142,772,746          12.5%
                                                           ----------     ----------       ----------     ----------

Interest-bearing checking                                 136,557,381           12.8      125,866,951           11.0
                                                           ----------     ----------       ----------     ----------

Passbook and statement savings                             93,311,065            8.7       86,000,755            7.5
                                                           ----------     ----------       ----------     ----------

Money market deposits                                     326,630,686           30.6      330,646,410           29.0
                                                           ----------     ----------       ----------     ----------
Certificates of deposit
 Less than 4%                                             195,245,851           18.3      241,617,671           21.1
 4.00% to 5.99%                                            79,480,745            7.4      110,380,428            9.7
 6.00% to 7.99%                                            75,047,388            7.0      104,395,224            9.1
 8.00% to 9.99%                                               339,202            0.1          325,812            0.1
                                                       --------------      ---------   --------------      ---------
                                                          350,113,186           32.8      456,719,135           40.0
                                                       --------------      ---------   --------------      ---------
                                                       $1,068,063,030         100.0%   $1,142,005,997         100.0%
                                                       ==============      =========   ==============      =========

The following is a summary of interest expense on deposits:

                                                                     Year Ended September 30,
                                                           ------------------------------------------
                                                                 2003           2002             2001
                                                           ----------     ----------       ----------
Interest-bearing checking                                    $175,549      $ 906,544        $ 812,210
Passbook and statement savings                                384,216        930,450        1,066,607
Money market                                                3,366,528      6,376,625        6,332,507
Certificates of deposit                                    14,331,577     21,691,878       22,199,640
                                                           ----------     ----------       ----------
                                                           18,257,870     29,905,497       30,410,964
Less early withdrawal
 penalties                                                     84,399        122,898          106,693
                                                           ----------     ----------       ----------
  Net interest on deposits                                $18,173,471    $29,782,599      $30,304,271
                                                          ===========    ===========      ===========

At September 30, 2003, maturities of certificates of deposit were as follows:

Within 1 year                                            $201,289,820
1 year to 3 years                                          82,522,403
3 years to 5 years                                         31,837,173
Thereafter                                                 34,463,790
                                                         ------------
                                                         $350,113,186
                                                         ============

Weighted average interest rates at September 30,  2003 and 2002 were as follows:

                                                            2003           2002
                                                      ----------     ----------
Interest-bearing checking                                  0.19%          0.44%
Passbook and statement savings                             0.25%          0.75%
Money market                                               0.88%          1.44%
Certificates of deposit                                    3.34%          4.00%
Weighted average rate for all deposits                     1.66%          2.42%

     Deposits in excess of $100,000 totaled $296.3 million and $297.8 million at September 30, 2003 and 2002, respectively. Deposits in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation ("FDIC").

(11)   Advances from FHLB

As a member of the FHLB of Seattle, the Association maintains a credit line that is a percentage of its total regulatory assets, subject to collateralization requirements. At September 30, 2003, the credit line was 40% of total assets of the Association. Advances are collateralized in the aggregate, as provided for in the Advances, Security and Deposit Agreements with the FHLB of Seattle, by certain mortgages or deeds of trust, and securities of the U.S. Government and agencies thereof. At September 30, 2003 the minimum book value of eligible collateral for these borrowings was $382.0 million.



Scheduled maturities of advances from the FHLB were as follows:

                                           September 30, 2003                                             September 30, 2002
                      ---------------------------------------------------     -----------------------------------------------------
                                                Range of         Weighted                                Range of          Weighted
                                                interest          average                                interest           average
                              Amount               rates    interest rate             Amount                rates     interest rate
                      --------------      --------------   --------------     --------------       --------------     -------------
Due within one year     $130,000,000       1.18% - 2.48%            1.26%        $31,250,000        1.91% - 2.20%             2.09%

After one but within
five years                60,000,000       2.22% - 4.77%            4.22%         16,000,000        2.48% - 3.58%             3.06%

After five but within
ten years                118,000,000       5.35% - 7.05%            6.23%        158,000,000        4.77% - 7.05%             5.86%
                      --------------                                          --------------
                        $308,000,000                                            $205,250,000
                        ============                                          ==============

Financial data pertaining to the weighted average cost, the level of FHLB advances and the related interest expense are as follows:


                                                                                  Year Ended September 30,
                                                          -----------------------------------------------------------------
                                                                    2003                       2002                    2001
                                                          --------------             --------------          --------------
Weighted average interest rate at end of year                      3.74%                      5.07%                   5.73%
Weighted daily average interest rate during the year               4.71%                      5.71%                   5.90%
Daily average FHLB advances                                 $231,255,753               $168,332,740            $170,520,548
Maximum FHLB advances at any month end                       369,000,000                205,250,000             173,000,000
Interest expense during the year                              10,885,897                  9,608,659              10,065,991

(12)  Short Term Borrowings

The Company had short term borrowings of zero and $1.7 million at September 30, 2003 and 2002, respectively. At September 30, 2003, the borrowings consisted of one unsecured line of credit with Key Bank that has been paid off. The interest rate of this line is the prime rate, which was 4.00% at September 30, 2003. At September 30, 2002, the borrowings consisted of one unsecured line of credit with Key Bank that was fully disbursed. The interest rate on this line was the prime rate, which was 4.75% at September 30, 2002. The Company also had an unused line of credit totaling $15.0 million with U.S. National Bank of Oregon at September 30, 2003 and 2002. The Company is in compliance with all debt covenants imposed by the lenders.

Financial data pertaining to the weighted average cost, the level of short term borrowings and securities sold under agreements to repurchase, and the related interest expense are as follows:

                                                                   Year Ended September 30,
                                                        ----------------------------------------------
                                                              2003              2002             2001
                                                        ---------------  ---------------    ----------
Weighted average interest rate at end of year                   --%            4.75%            5.58%
Weighted daily average interest rate
   during the year                                            4.43%            4.32%            8.22%
Daily average of short term borrowings                  $1,215,616       $1,704,521       $3,265,205
Maximum short term borrowings at
   any month end                                         1,700,000        1,700,000        6,400,000
Interest expense during the year                            53,870           73,690          268,447


(13) Taxes on Income

The following is a summary of income tax expense:

                                                              Year Ended September 30,
                                             ---------------------------------------------------------------
                                                 2003                       2002                     2001
                                             ---------------          --------------            ------------
Current Taxes
Federal                                        $911,119                 $4,306,047                $3,560,966
State                                           332,482                    987,105                   835,250
Current tax provision                         1,243,601                  5,284,152                 4,396,216

Deferred Taxes
Federal                                       (555,734)                 (1,684,353)                 (564,904)
State                                         (110,971)                   (340,065)                 (114,052)
Deferred tax benefit                          (666,705)                 (2,024,418)                 (678,956)
                                             ----------                 -----------               ----------
Provision for income taxes                    $576,896                  $3,259,734                $3,717,260
                                             =========                  ==========                ==========

An analysis of income tax expense, setting forth the reasons for the variation from the "expected" federal corporate income tax rate and the effective rate provided, is as follows:

                                                                       Year Ended September 30,
                                                           ---------------------------------------------
                                                              2003              2002             2001
                                                           ------------       ---------        ---------

Federal income taxes computed at
statutory rate                                                 35.0%            35.0%            35.0%

Tax effect of:

State income taxes, net of federal
   income tax benefit                                           4.6               4.2              4.2
Nondeductible ESOP compensation
   expense                                                     13.2               1.8              1.1
Deductible MRDP compensation
  expense                                                      (2.8)               --               --
Interest income on municipal securities                       (22.7)             (5.7)            (4.1)
Dividends received deduction                                   (4.0)             (2.0)            (0.7)
Other                                                          (3.9)             (0.9)            (2.6)
                                                              ------             ----             -----
Income tax expense included in the
statement of earnings                                          19.4%             32.4%            32.9%
                                                              =====              ====             ====

Deferred income taxes at September 30, 2003 and 2002 reflect the impact of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.

The tax effects of temporary differences which give rise to a significant portion of deferred tax assets and deferred tax liabilities are as follows:


                                                         September 30,
                                           -------------------------------------
                                                2003                       2002
                                           ------------             ------------
DEFERRED TAX ASSETS

Allowance for losses on loans               $1,527,439               $1,679,909
Pension liability                              365,013                  330,929
Unearned ESOP shares                           276,812                  353,036
Core deposit premium                         2,954,461                2,264,290
Basis difference in fixed assets               831,215                  788,381
Other                                           78,818                       --
                                           ------------              -----------
Total gross deferred tax assets              6,033,758                5,416,545

DEFERRED TAX LIABILITIES

FHLB stock dividends                         2,169,847                1,834,035
Capitalized loan servicing income              151,527                  360,498
Unrealized gain on securities
     available for sale                      1,510,705                3,135,399
Deferred loan fees                             485,179                  485,179
Branch acquisition costs                       241,928                  241,928
Tax bad debt reserve in excess of base-
   year reserve                                226,534                  475,116
Other                                          423,194                  350,946
                                           ------------              -----------
Total gross deferred tax liabilities         5,208,914                6,883,101
                                           ------------              -----------
Net deferred tax asset (liability)            $824,844              ($1,466,556)
                                           ============             ============

The Company has qualified under provisions of the Internal Revenue Code to compute federal income taxes after deductions of additions to the bad debt reserves. At September 30, 2003, the Company had a taxable temporary difference of approximately $10.5 million that arose before 1988 (base-year amount). In accordance with SFAS No. 109, Accounting for Income Taxes, a deferred tax liability has not been recognized for the temporary difference. Management does not expect this temporary difference to reverse in the foreseeable future.

(14)   Mandatorily Redeemable Preferred Securities

In July 2001, the Company issued $15 million of mandatorily redeemable preferred securities through a subsidiary grantor trust. The Trust holds debt instruments of the parent company purchased with the proceeds of the securities issuance. The capital qualifying securities bear interest at a floating rate indexed to six-month LIBOR and mature in July 2031. At September 30, 2003 and 2002, the interest rate was 4.90% and 5.61%, respectively. The Company has the right to redeem the securities after five years at a premium, and after ten years at par.

In April 2002, the Company issued $13 million of mandatorily redeemable preferred securities through a subsidiary grantor trust. The Trust holds debt instruments of the parent company purchased with the proceeds of the securities issuance. The capital qualifying securities bear interest at a floating rate indexed to six-month LIBOR and mature in April 2032. At September 30, 2003 and 2002, the interest rate was 4.99% and 6.02%, respectively. The Company has the right to redeem the securities at a premium up to five years from issuance, and after five years at par.

Certain changes in tax law or Office of Thrift Supervision regulations regarding the treatment of the capital securities as core capital could result in early redemption, at par, or a shortening in the maturity of the securities.

(15)  Commitments and Contingencies

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

The Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing need of its customers. These financial instruments generally include commitments to originate mortgage, commercial and consumer loans. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the balance sheet. The Company's maximum exposure to credit loss in the event of nonperformance by the borrower is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments as it does for on-balance sheet instruments. Commitments to extend credit are conditional 45 day agreements to lend to a customer subject to the Company's usual terms and conditions.

At September 30, 2003, loan commitments amounted to approximately $45.1 million comprised of $24.8 million in variable rate loans ranging from 1.99% to 17.00% and $20.3 million in fixed rate loans ranging from 3.00% to 12.50%. At September 30, 2003, the Company had $5.9 million in commitments to sell loans.

The Company originates residential real estate loans secured by residential, multi-family and commercial properties as well as consumer and commercial business loans. Substantially all of the Company's lending portfolio resides in the state of Oregon. An economic downturn in this area would likely have a negative impact on the Company's results of operations depending on the severity of the downturn.

(16)  Shareholders' Equity

The Company's Articles of Incorporation authorize the issuance of 500,000 shares of preferred stock, having a par value of $.01 per share, in series and to fix and state the powers, designations, preferences and relative rights of the shares of such series, and the qualifications, limitations and restrictions thereof.

(17)     Earnings Per Share

Earnings per share ("EPS") is computed in accordance with SFAS No. 128, Earnings per Share. Shares held by the Company's ESOP that are committed for release are considered contingently issuable shares and are included in the computation of basic EPS. Diluted EPS is computed using the treasury stock method, giving effect to potential additional common shares that were outstanding during the period. Potential dilutive common shares include shares awarded but not released under the Company's MRDP, and stock options granted under the Stock Option Plan. Following is a summary of the effect of dilutive securities on weighted average number of shares (denominator) for the basic and diluted EPS calculations. There are no resulting adjustments to net earnings.

                                                          For the Year Ended September 30,
                                               --------------------------------------------------------
                                                     2003                2002               2001
                                               -----------------   ------------------   ---------------
Weighted average common
shares outstanding - basic                             6,562,515            6,411,351         6,627,200
                                               -----------------   ------------------   ---------------
Effect of dilutive securities on number of shares:
MRDP shares                                                4,264                8,108             9,252
Stock options                                            176,441               76,039            65,593
                                               -----------------   ------------------   -----------------
Total dilutive securities                                180,705               84,147            74,845
                                               -----------------   ------------------   -----------------
Weighted average common shares

 outstanding - with dilution                           6,743,220            6,495,498         6,702,045
                                               =================    =================   ===============


(18) Employee Benefit Plans

Employee Retirement Plan As of September 30, 2001, the Company terminated its participation in a multiple-employer trusteed pension plan ("Plan") covering all employees with at least one year of service and which paid direct pensions to certain retired employees. Benefits were based on years of service with the Company and salary excluding bonuses, fees, commissions, etc. Participants were vested in their accrued benefits after five years of service. Pension expense of $452,592 was incurred during the year ended September 30, 2001. Separate actuarial valuations, including computed value of vested benefits, were not made with respect to each contributing employer, nor are the plan assets so segregated by the trustee. As part of the termination of the plan, early retirement was offered to certain long-time employees of the Company. The Company recorded expense of $378,887 in the year ended September 30, 2001 related to these retirements.

Effective October 1, 2001, the Company implemented a 401(k) plan for all employees. The Company matches 50% of the employee contributions up to a maximum of 6% the employee's compensation. Expense of $251,093 and $451,649 was recorded in the years ended September 30, 2003 and 2002, respectively, related to this plan.

Postretirement  Benefit Plan

The Company had an unfunded postretirement benefit plan for certain retirees and all currently active employees who retired with at least ten years of service. The plan provided for payment of all or a portion of the Medicare Supplement premium for qualified retirees and their spouses. This plan was revised effective October 1, 2001 to limit benefits to those already retired and discontinue the benefit for current employees. The table below reflects the result of this change on the actuarial valuation of the plan.

Information related to the years ended September 30, 2003, 2002, and 2001 is presented below.

                                                                    Year Ended September 30,
                                                            ----------------------------------------------
                                                                2003              2002             2001
                                                            -----------     -------------      -----------
Change in benefit obligation
Benefit obligation at beginning of year                       $237,399          $401,461         $324,279
Service cost                                                        --                --           27,386
Interest cost                                                   13,811            13,121           25,852
Actuarial changes                                                   --          (166,365)          35,109
Benefits paid                                                  (14,428)          (10,818)         (11,165)
                                                              --------          --------         --------
Benefit obligation at end of year                             $236,782          $237,399         $401,461
                                                              ========          ========         ========

                                                                2003              2002             2001
                                                             ----------     -------------       ----------
Components of net periodic benefit cost
Service cost                                                  $     --            $   --          $27,386
Interest cost                                                   13,811            13,121           25,852
Recognition of changes in actuarial
assumptions, prior service cost, benefit
changes, and actuarial gains and losses                             --                --            9,475
                                                             ----------          --------         -------
Net periodic benefit cost                                      $13,811           $13,121          $62,713
                                                             ==========          ========         =======

For measurement of the net periodic cost of the post retirement benefit plan, a 5.0% annual increase in the medical care trend rate was assumed. The assumed discount rate was 6.0% for 2003 and 2002 and 7.5% for 2001.

If the assumed medical trend rates were increased by 1%, the September 30, 2003 benefit obligation would increase from $236,782 to $267,862 and the net periodic benefit cost for the year ended September 30, 2003 would increase from $13,811 to $31,770.

Director Deferred Compensation Plan/Supplemental Executive Retirement Plan

The Company also had an unfunded supplemental benefits plan to provide members of the Board of Directors with supplemental retirement benefits. Supplemental benefits are based on monthly fees approved by the Compensation Committee of the Board. In 2003, a similar plan was created to provide benefits to certain employees. In addition, the Directors Deferred Compensation Plan was rolled into a new but substantially similar supplemental retirement plan. The projected benefit obligation of the combined plans was $929,022, $516,170 and $942,148 for the years ended September 30, 2003, 2002 and 2001, respectively. Pension costs recognized for the years ended September 30, 2003, 2002, and 2001 were $424,654, zero, and $71,052, respectively.

Stock Option Plan

In February 1996, the Board of Directors adopted a Stock Option Plan ("Stock Plan") for the benefit of certain employees and directors. The Stock Plan was approved by the Company's shareholders on April 9, 1996. The maximum number of common shares which may be issued under the Stock Plan is 1,223,313 shares with a maximum term of ten years for each option from the date of grant. The initial awards were granted on April 9, 1996 at the fair value of the common stock on that date ($13.125). All initial awards vest in equal installments over a five year period from the grant date and expire during April 2006. Unvested options become immediately exercisable in the event of death or disability.

Option activity under the Stock Plan is as follows:

                                                                       Weighted
                                                Number of               Average
                                                   Shares        Exercise Price
                                           -------------- ---------------------

Outstanding, September 30, 2000                   916,258               $13.314

Granted                                           207,500               $12.412
Exercised                                        (244,662)              $13.125
Canceled                                              --                    --
                                           --------------         --------------
Outstanding, September 30, 2001                  879,096                $13.154
Granted                                           40,000                $12.900
Exercised                                        (19,572)               $13.125
Canceled                                         (19,573)               $13,125
                                           --------------          -------------
Outstanding, September 30, 2002                  879,951                $13.144
Granted                                           23,243                 16.85
Exercised                                       (252,254)                13.14
Canceled                                         (12,000)                13.50
                                           --------------          -------------
Outstanding, September 30, 2003                  638,940                $13.28
                                           ==============          =============

At September 30, 2003, 6,781 shares were available for future grants under the Stock Plan.

Additional information regarding options outstanding as of September 30, 2003 is as follows:

                                                                       Weighted Avg.
Range of                   Options                   Options           Remaining
Exercise Prices            Outstanding               Exercisable       Contractual Life
-------------------        -----------              -------------      ----------------
$16.846                     23,243                          --              10
$12.70 - $13.100            40,000                      24,000               8.3
$11.625 - $13.144          180,500                     140,000               7.3
$20.577                     23,243                      23,243               4.1
$13.125                    371,954                     371,954               2.5
                         ---------                  ----------
                           638,940                     559,197
                         =========                   =========

(19) Employee Stock Ownership Plan

As part of the stock conversion consummated on October 4, 1995, the Company established an ESOP for all employees that are age 21 or older and have completed two years of service with the Company. The ESOP borrowed $9,786,500 from the Company and used the funds to purchase 978,650 shares of the common stock of the Company issued in the conversion which would be distributed over a ten year period. The loan will be repaid principally from the Company's discretionary contributions to the ESOP over a period of ten years. The loan had an outstanding balance of $2.0 million and $2.9 million at September 30, 2003 and 2002, respectively, and an interest rate of 8.75%. The loan obligation of the ESOP is considered unearned compensation and, as such, recorded as a reduction of the Company's shareholders' equity. Both the loan obligation and the unearned compensation are reduced by the amount of loan repayments made by the ESOP. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid.

Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation in the year of allocation. Benefits are fully vested at all times under the ESOP. Forfeitures are reallocated to remaining plan participants and may reduce the Company's contributions. Benefits may be payable on retirement, death, disability, or separation from service. Since the Company's annual contributions are discretionary, benefits payable under the ESOP cannot be estimated. Compensation expense is recognized to the extent of the fair value of shares committed to be released. The Company recorded compensation expense under the ESOP of $1.7 million, $1.4 million, and $1.4 million for the years ended September 30, 2003, 2002 and 2001, respectively, and approximately 98,000 shares were allocated among the participants in each of those years.

In conjunction with the Sterling Merger, it is the Company's intention to terminate the ESOP. In furtherance of that goal, the Plan has been amended and an IRS determination letter has been requested. Unallocated shares in the ESOP will be used to pay off the loan balance and any remaining shares will be distributed to participants.

(20) Fair Value of Financial Instruments

Financial instruments have been construed to generally mean cash or a contract that implies an obligation to deliver cash or another financial instrument to another entity.


                                                    September 30, 2003                        September 30, 2002
                                           ----------------------------------         ------------------------------
                                                Carrying                 Fair            Carrying               Fair
                                                  amount                value              amount              value
                                           --------------         -----------         ------------       -----------
Financial Assets

Cash and due from banks                      $39,266,748          $39,266,748         $38,444,500        $38,444,500
Interest earning deposits with banks           5,838,016            5,838,016           5,762,373          5,762,373
Federal funds sold and
securities purchased under
agreements to resell                           2,200,000            2,200,000           1,584,540          1,584,540
Investment securities
available for sale                           140,939,164          140,939,164         119,542,052        119,542,052
Mortgage-backed and related
securities available for sale                680,719,515          680,719,515         650,796,164        650,796,164
Loans receivable, net                        557,551,402          572,055,851         607,464,660        649,490,130
FHLB stock                                    17,190,400           17,190,400          13,510,400         13,510,400
Mortgage servicing rights                        385,663              385,663           1,035,660          1,035,660

Financial Liabilities

Deposit liabilities                        1,068,063,030        1,081,804,238       1,142,005,997      1,155,611,434
FHLB advances                                308,000,000          320,259,942         205,250,000        218,125,349
Short term borrowings                                 --                   --           1,700,000          1,700,000
Mandatorily redeemable preferred securities   27,338,107           27,338,107          27,205,507         27,205,507

Fair value estimates, methods, and assumptions are set forth below :

Investments and Mortgage-Backed Securities - Fair values were based on quoted market rates and dealer quotes.

Loans Receivable - Loans were priced using a discounted cash flow method. The discount rate was the rate currently offered on similar products.

No adjustment was made to the entry-value interest rates for changes in credit of performing loans for which there are not known credit concerns. Management believes that the risk factor embedded in the entry-value interest rates, along with the general reserves applicable to the loan portfolio for which there are no known credit concerns, result in a fair valuation of such loans on an entry-value basis.

Deposits - The fair value of deposits with no stated maturity such as non-interest-bearing demand deposits, savings, NOW accounts and money market accounts was equal to the amount payable on demand. The fair value of time deposits with stated maturity was based on the discounted value of contractual cash flows. The discount rate was estimated using rates currently available in the local market.

Federal Home Loan Bank Advances - The fair value of FHLB advances was based on the discounted cash flow method. The discount rate was estimated using rates currently available from FHLB.

Other - The carrying value of other financial instruments was determined to be a reasonable estimate of their fair value.

Limitations - The fair value estimates presented herein were based on pertinent information available to management as of September 30, 2003 and 2002. Although management was not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements on those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

Fair value estimates were based on existing financial instruments without attempting to estimate the value of anticipated future business. The fair value has not been estimated for assets and liabilities that were not considered financial instruments.

(21) Regulatory Capital Requirements

The Company is not subject to any regulatory capital requirements. The Association, however, is subject to various regulatory capital requirements administered by the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary action by regulators that, if undertaken, could have a direct material effect on the Association's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Association must meet specific capital guidelines that involve quantitative measures of the Association's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Association's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Association to maintain minimum amounts and ratios of total and Tier I capital to risk-weighted assets, of Tier I capital to total assets, and tangible capital to tangible assets (set forth in the table below). Management believes that the Association meets all capital adequacy requirements to which it is subject as of September 30, 2003.

As of September 30, 2003, the most recent notification from the OTS categorized the Association as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well-capitalized," the Association must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

At periodic intervals, the OTS and FDIC routinely examine the Association as part of their legally prescribed oversight of the thrift industry. Based on these examinations, the regulators can direct that the Association's financial statements be adjusted in accordance with their findings. A future examination by the OTS or the FDIC could include a review of certain transactions or other amounts reported in the Association's 2003 financial statements. In view of the uncertain regulatory environment in which the Association now operates, the extent, if any, to which a forthcoming regulatory examination may ultimately result in adjustments to the 2003 financial statements cannot be presently determined.

The Association's actual and required minimum capital ratios are presented in the following table:

                                                                                                             Categorized as "Well
                                                                                                               Capitalized" Under
                                                                                    For Capital                 Prompt Corrective
                                                Actual                        Adequacy Purposes                  Action Provision
                                   ----------------------------         -------------------------      ---------------------------
                                      Amount             Ratio             Amount         Ratio            Amount           Ratio
                                   -------------        -------         -----------       -------      -------------       -------
As of September 30, 2003
 Total Capital:                    $105,782,022          12.7%          $66,467,920        8.0%         $83,084,900           10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     98,947,473          11.9%                 N/A         N/A           49,850,940            6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     98,947,473           6.6%           59,601,418        4.0%          74,501,773            5.0%
  (To Total Assets)
 Tangible Capital:                   98,947,473           6.6%           22,350,532        1.5%               N/A              N/A
  (To Tangible Assets)

As of September 30, 2002
 Total Capital:                    $102,759,108          14.0%          $58,696,528        8.0%         $73,370,660          10.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     95,497,095          13.0%                 N/A         N/A           44,022,396            6.0%
  (To Risk Weighted Assets)
 Tier I Capital:                     95,497,095           6.6%           58,297,476        4.0%          72,871,846            5.0%
  (To Total Assets)
 Tangible Capital:                   95,497,095           6.6%           21,861,554        1.5%               N/A              N/A
  (To Tangible Assets)

The following table is a reconciliation of the Association's capital, calculated according to generally accepted accounting principles, to regulatory tangible and risk-based capital:

                                         September 30, 2003          September 30, 2002
                                         ------------------         -------------------
Association's equity                      $138,061,967                   $142,052,659
Unrealized securities losses                (2,463,879)                    (6,256,574)
Core deposit intangible and goodwill       (36,650,615)                   (40,298,990)
                                         -----------------          ------------------
Tangible capital                            98,947,473                     95,497,095
General valuation allowances                 6,834,549                      7,262,013
                                         -----------------          ------------------
Total capital                             $105,782,022                   $102,759,108
                                         =================          ==================

(22) Parent Company Financial Information

Condensed financial information as of September 30, 2003 and 2002 and for each of the three years in the period ended September 30, 2003, for Klamath First Bancorp, Inc. is presented and should be read in conjunction with the consolidated financial statements and the notes thereto:


BALANCE SHEETS

                                                                         September 30,
                                                           ------------------------------------
                                                                  2003                   2002
                                                           -------------          ------------
Assets
Cash and cash equivalents                                    $7,677,155             $5,608,620
Investment and mortgage-backed securities                       142,507                149,077
Investment in wholly-owned subsidiary                       138,061,967            142,052,659
Deferred tax asset                                                   --                310,718
Other assets                                                  3,189,312              2,157,987
                                                           ------------           ------------
Total assets                                               $149,070,941           $150,279,061
                                                           ============           ============
Liabilities

Short-term borrowings                                               $--             $1,700,000
Mandatorily redeemable preferred securities                  27,338,107             27,205,507
Deferred tax Liability                                              585                     --
Other liabilities                                             1,396,792              1,435,518
Total liabilities                                            28,735,484             30,341,025

Shareholders' equity

Common stock                                                     69,826                 67,440
Additional paid-in capital                                   34,330,667             30,282,059
Retained earnings                                            88,676,785             93,522,778
Unearned ESOP shares at cost                                 (1,956,480)            (2,935,130)
Unearned MRDP shares at cost                                   (785,340)            (999,111)
 Tax benefit of stock options                                   541,867                311,251
Total shareholders' equity                                  120,335,458            119,938,036
                                                           ------------           ------------
Total liabilities and shareholders' equity                 $149,070,941           $150,279,061
                                                            ===========            ===========


STATEMENTS OF EARNINGS
                                                                        Year Ended September 30,
                                                             --------------------------------------------------------
                                                                   2003                   2002                   2001
                                                             -----------            -----------            ----------
Equity in undistributed income of subsidiary                 $3,927,889             $7,868,854             $8,271,234
Total interest income                                           413,498                560,127                730,727
Total interest expense                                        1,672,998                 74,650                268,185
Non-interest income                                                  44                 11,972                     --
Non-interest expense                                          1,318,095              2,315,762              1,641,346

Earnings before income taxes                                  1,350,338              6,050,541              7,092,430
Income tax benefit                                           (1,046,485)              (738,235)              (478,572)
                                                            -----------             ----------             ----------
Net earnings                                                 $2,396,823             $6,788,776             $7,571,002
                                                            ===========             ==========             ==========

STATEMENTS OF CASH FLOWS
                                                                              Year Ended September 30,
                                                             ---------------------------------------------------------
                                                                   2003                   2002                   2001
                                                             ------------           ----------             -----------
Net cash flows from operating activities                     $3,299,747             $3,200,786             $8,229,769

Cash flows from investing activities
Investment in subsidiary                                       (139,890)           (10,264,911)           (10,306,546)
Maturity of investment and mortgage- backed securities            6,882                533,743                683,893
Sale of investment and mortgage-backed securities                    --                782,597                     --
                                                            -----------             ----------             ----------
Net cash flows used in investing activities                    (133,008)            (8,948,571)            (9,622,653)

Cash flows from financing activities
Cost of ESOP shares released                                    978,650                978,380                979,740
Proceeds from short-term borrowings                                  --              1,900,000              3,400,000
Repayments of short-term borrowings                          (1,700,000)            (1,900,000)            (4,700,000)
Issuance of mandatorily redeemable preferred securities         132,600             12,651,823             14,553,684
Stock repurchase and retirement                                (232,760)            (4,750,847)            (7,399,423)
Stock options exercised                                       3,313,399                369,588              3,211,189
Dividends paid                                               (3,590,093)            (3,530,528)            (3,746,304)
Net cash flows provided by (used in) financing activities    (1,098,204)             5,718,416              6,298,886
                                                             ----------             ----------             ----------
Net increase (decrease) in cash and cash equivalents          2,068,535                (29,369)             4,906,002

Cash and cash equivalents beginning of year                   5,608,620              5,637,989                731,987
                                                             ----------             ----------             ----------
Cash and cash equivalents end of year                        $7,677,155             $5,608,620             $5,637,989
                                                             ==========             ==========             ==========

Note 23           Subsequent events

Sale of Branches

On December 12, 2003,  the  Company's  wholly-owned  subsidiary,  Klamath  First
Federal Savings and Loan Association, successfully completed the sale of seven branches located in northeastern Oregon to the Bank of Eastern Oregon. The seven branches are located in the towns of Burns, Condon, Fossil, Heppner, John Day, Prairie City, and Moro. The sale included deposit accounts of approximately $65 million, the fixed assets and branch locations. The transaction resulted in a pretax gain of approximately $3.4 million.

Sterling Merger

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

On December 11, 2003, the merger was approved by a vote of the stockholders of both the Company and Sterling. All necessary regulatory approvals had previously been received. The transaction is expected to close on January 2, 2004.

Consolidated Supplemental Data
Selected Quarterly Financial Data
(unaudited)

                                                             Year Ended September 30, 2003
                                                      -----------------------------------------------------------
                                                         December           March            June       September
                                                      ------------      ----------       ---------      ---------
                                                                    (In thousands, except per share data)

Total interest income                                     $19,227         $17,771         $17,347         $16,946
Total interest expense                                      8,230           7,348           6,820           7,126
                                                           ------          ------          ------          ------
Net interest income                                        10,997          10,423          10,527           9,820
Provision for loan losses                                      --              --              --              --
                                                           ------          ------          ------          ------
Net interest income after provision                        10,997          10,423          10,527           9,820
Non-interest income                                         3,941           4,176           4,853           4,135
Non-interest expense                                       12,167          13,249          17,409          13,073
                                                           ------          ------          ------          ------
Earnings/loss before income taxes                           2,771           1,350         (2,029)             882
Provision (benefit) for income tax                            885             388           (667)            (29)
                                                           ------          ------          ------          ------
Net earnings (loss)                                        $1,886            $962        ($1,362)            $911
                                                           ======          ======          ======          ======
Net earnings (loss) per share - basic                       $0.29           $0.15         ($0.20)           $0.14

Net earnings (loss) per share - fully diluted               $0.29           $0.14         ($0.20)           $0.13

                                                                     Year Ended September 30, 2002
                                                        ----------------------------------------------------------
                                                         December           March            June       September
                                                        -----------     -----------     ----------      ----------
                                                                   (In thousands, except per share data)

Total interest income                                     $22,995         $21,922         $21,530         $20,846
Total interest expense                                     11,719           9,897           9,208           8,707
                                                           ------          ------          ------          ------
Net interest income                                        11,276          12,025          12,322          12,139
Provision for loan losses                                     153               3              --              --
                                                           ------          ------          ------          ------
Net interest income after provision                        11,123          12,022          12,322          12,139
Non-interest income                                         2,282           2,921           3,054           4,356
Non-interest expense                                       12,129          12,396          12,404          13,241
                                                           ------          ------          ------          ------
Earnings before income taxes                                1,276           2,547           2,972           3,254
Provision for income tax                                      454             876           1,044             886
                                                           ------          ------          ------          ------
Net earnings                                                 $822          $1,671          $1,928          $2,368

Net earnings per share - basic                              $0.13           $0.26           $0.30           $0.37

Net earnings per share - fully diluted                      $0.13           $0.26           $0.30           $0.36

Klamath First Bancorp, Inc.
Corporate Information

Corporate                                     Common Stock
Headquarters                                     Traded over-the-counter/
540 Main Street                               Nasdaq National Market
Klamath Falls, OR 97601                       Nasdaq Symbol: KFBI
541-882-3444
                                              Form 10-K
Independent                                            Information
Auditors                                      Available without charge
Deloitte & Touche LLP                         to shareholders of record
Suite 3900                                    upon written request to:
111 SW Fifth Avenue                           Marshall Alexander
Portland, OR 97204-3698                       Executive Vice President -
503-222-1341                                      Chief Financial Officer
                                              Klamath First Bancorp, Inc.
Corporate Counsel                             540 Main Street
Craig M  Moore                                Klamath Falls, OR 97601
540 Main Street
Klamath Falls, OR 97601                       Because the merger of Klamath
541-882-3444                                  First Bancorp, Inc. is expected
                                              to be completed during the first
Special Counsel                               calendar quarter of 2004, no
Breyer & Associates PC                        annual meeting has been scheduled
8180 Greensboro Drive
Suite 785
McLean, Virginia 22102
703-883-1100

Transfer Agent
Registrar & Transfer Co.
10 Commerce Drive
Cranford, NJ 07016-3572
800-866-1340

         (b)      Supplementary Data



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          There have been no changes in or disagreements with Accountants on accounting and financial disclosure during the year ended September 30, 2003.

Item 9A.  Controls and Procedures

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Act")) was carried out under the supervision and with the participation of the Company's Chief Executive Officer, Chief Financial Officer and several other members of the Company's senior management within the 90 day period preceding the filing of this annual report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports it files or submits under the Act is (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

     (b) Changes in Internal Controls: There have not been any changes in the Company's internal control over financial reporting (as defined in Section 13(a)
- 15(f) and 15d - 15(f) of the Act) during the year ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

     The Company's Board of Directors consists of eight directors as required by the Company's Bylaws. The Company's Bylaws also provide that the directors will be elected for three-year staggered terms with approximately one-third of the directors elected each year. The following table sets forth ceratin information regarding the directors of the Company.

                                                                                                 Year First
                                                                                                 Elected or
Name                       Age (1)  Principal Occupation During Last Five Years                  Appointed (2)
-----------------------    -------  -----------------------------------------------------------  -------------
Rodney N. Murray              75    Chairman of the Board; owner and operator, Rod Murray                 1976
                                    Ranch, Klamath Falls, Oregon; former owner and operator,
                                    Klamath Falls Creamery/Crater Lake Dairy Products.

Kermit K. Houser              60    President and Chief Executive Officer of the Company and              2000
                                    The Association, November 2000 to present. Prior to joining the Company, employed by Bank of America, 1983-2000,
                                    in various positions, including senior vice president and
                                    manager for commercial banking, executive vice president
                                    and senior credit officer, and most recently, senior vice
                                    president and market executive for Bank of America's
                                    South Valley commercial banking in Fresno, California.

Bernard Z. Agrons             81    Retired; former State Representative, Oregon State                    1974
                                    Legislature, 1983-1991; former Vice President for the
                                    Eastern Region, Weyerhaeuser Company, until 1981.

Timothy A. Bailey             57    Executive Director, KMSB Foundation; Member, Oregon                   1993
                                    State Bar; former Senior Vice President, Klamath
                                    Operations for Regence Blue Cross/Blue Shield of Oregon.

Donald N. Bauhofer            52    Founder and President, the Pennbrook Company (real                    2002
                                    estate development), Bend, Oregon; Founder and Chief
                                    Executive Officer, Pennbrook Homes, Inc. and Praxis
                                    Medical Group; Co-owner, Arrowood Development, LLC;
                                    Co-Owner and Director, Pacific Education Corporation.

James D. Bocchi               79    Retired; former President and Chief Executive Officer of              1983
                                    the Association, 1984-1994; employed by the Association,
                                    1950-1994.

William C. Dalton             72    Retired; former owner of W.C. Dalton Company (farming).               1972

Dianne E. Spires              49    Certified Public Accountant; Partner, Rusth, Spires &                 1997
                                    Menefee, LLP,  Klamath Falls, Oregon.
_________________________

(1)      As of September 30, 2003
(2)      Includes service on the Board of Directors of the Association

                                       46

                MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The Boards of Directors of the Company and the Association conduct their business through meetings of the Boards and through their committees. During the year ended September 30, 2003, the Board of Directors of the Company held 12 regular meetings and six special meetings, and took one action by written consent. The Board of Directors of the Association held 12 regular meetings, eight special meetings, and took one action by written consent. No director of the Company or the Association attended fewer than 75% of the total meetings of the Boards and committees on which such person served during this period.

     The Boards of Directors of the Company and the Association have established various committees, including Executive, Audit, Compensation and Nominating Committees.

     The Executive Committee consists of Messrs. Bocchi, Dalton, Houser and Murray. The Executive Committee has the power and authority to act on behalf of the Board of Directors on matters between regularly scheduled Board meetings unless specific Board of Directors' action is otherwise required. The Executive Committee met six times during the year ended September 30, 2003.

     The Audit Committee consists of Messrs. Agrons, Dalton and Murray and Ms. Spires. The Audit Committee reviews the internal auditors' reports and results of their examination prior to review by and with the entire Board of Directors and retains and establishes the scope of engagement of the Company's independent auditors. The Audit Committee met five times during the year ended September 30, 2003, and took one action by written consent. For additional information regarding the Audit Committee, see "Audit Committee Matters" below.

     The Compensation Committee, consisting of Messrs. Bailey, Agrons and Bauhofer, and Ms. Spires, reviews and recommends compensation arrangements for management and other personnel. The Compensation Committee met five times during the year ended September 30, 2003.

     The Nominating Committee, consisting of the Company's full Board of Directors, selects the nominees for election as directors. During the year ended September 30, 2003, the Nominating Committee met once to nominate the nominees for directors at the annual Shareholders' Meeting.


                             DIRECTORS' COMPENSATION

     Fees. The Company and the Association each pay fees to its directors, and each director of the Company is a director of the Association. Each director of the Company receives a quarterly fee of $1,000, except that the Chairman of the Board receives a quarterly fee of $1,250. Each director of the Association other than the Chairman of the Board receives an annual retainer of $10,900 and a fee of $1,550 per month for attendance at regular Board meetings. In addition to the annual retainer, the Chairman of the Board of the Association also receives a fee of $1,950 per month for attendance at regular Board meetings. Mr. Houser, President, Chief Executive Officer and a director of the Company and the Association, does not receive any fees for attending Board meetings of the Company and the Association. The Company and the Association paid total fees to directors of $234,717 for the fiscal year ended September 30, 2003, $16,800 was paid to one director emeritus and $18,600 was paid to the surviving spouse of a former director.

     Supplemental Benefit Plan. The Association also maintains an unfunded supplemental benefit plan to provide retirement benefits to members of the Board of Directors. Payments are based on directors' fees paid by the Association and continue for a period of five years following a director's retirement, except for directors who served at January 1, 1992, who receive this fee for life. Payments under this plan have been waived by all current directors, with payments under the plan only being made to one director emeritus and the surviving spouse of a former director.

     Effective January 1, 2003, the Company established new director fee continuation agreements to provide retirement benefits to members of the Board of Directors. The agreements provide that the normal retirement age is 68, but permit retirement as early as age 55 with a cut-back in retirement benefits. Payments vest over a period of up to nine years, and are payable after retirement for life. The maximum initial retirement benefit at normal retirement is $36,084 per year, with subsequent cost of living adjustments of two percent per year. Directors fully vested under the prior plan are fully vested under the new agreements. The agreements also provide for full vesting in the event of termination as a director, other than for cause, subsequent to a change in control.

The Company has entered into fee  continuation  agreements with directors Rodney
N. Murray, Bernard Z. Agrons, Timothy A. Bailey, James D. Bocchi, Donald N. Bauhofer, William C. Dalton, and Dianne E. Spires which entitle each of the directors to payment of retirement benefits if the director suffers a termination of service, whether voluntary or involuntary, except for cause.

Upon a change of control, if a director subsequently suffers a termination of service, voluntary or involuntary, except for cause, then the director shall be paid director retirement benefits of $2,834 per month, commencing at age 65 and continuing until the death of the director. Alternatively, the director may elect to receive a reduced early retirement benefit as specified in the fee continuation agreement, as of the date selected for early retirement. However, if the director dies before 60 monthly payments have been made, such monthly payments will continue until a total of 60 monthly payments have been made, or until the death of the director's surviving spouse, whichever occurs earlier. Monthly payments increase by two percent at the end of each calendar year.

Pursuant to the terms of the proposed merger, directors who are at least age 65 on the effective date of the merger shall be entitled to normal retirement age benefits, as defined in the fee continuation agreement, if those benefits would be greater than the benefits that would be received under the change of control provision.

Assuming the service of Company's directors is terminated in 2004 and their retirement payments begin at or after the directors reach age 65, the increase in initial annual benefits for Messrs. Murray, Agrons, Bocchi, Dalton, Bailey, Bauhofer, and Ms. Spires would be $2,076, $2,076, $2,076, $2,076, $23,184,
$26,792 and $23,184, respectively, as a result of the merger being deemed a change in control under the director fee continuation agreements.

     Section 16(a) Compliance. Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than 10% of any registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of the copies of such forms it has received and written representations provided to the Company by the above referenced persons, the Company believes that, during the fiscal year ended September 30, 2003, all filing requirements applicable to its reporting officers, directors and greater than 10% stockholders were complied with properly and timely, except that Bernard Z. Agrons filed a Form 4 to report the sale of shares during 1999 for payment taxes on vested shares under the Company's Management Development and Recognition Plan of 1996 and to report a small gift of shares that occurred during 2001, which transactions had not been previously reported.

                             AUDIT COMMITTEE MATTERS

     Audit Committee Charter. The Audit Committee operates pursuant to a written charter approved by the Company's Board of Directors. The Audit Committee reports to the Board of Directors and is responsible for overseeing and monitoring financial accounting and reporting, the system of internal controls established by management and the audit process of the Company. The Audit Committee Charter sets out the responsibilities, authority and specific duties of the Audit Committee. The Charter specifies, among other things, the structure and membership requirements of the Audit Committee, as well as the relationship of the Audit Committee to the independent accountants, the internal audit department and management of the Company.

     A copy of the Audit Committee Charter is attached and filed as Exhibit 99 to this Form 10-K report.

     Report of the Audit Committee. The Audit Committee reports as follows with respect to the Company's audited financial statements for the year ended September 30, 2003:

          The Audit Committee has completed its review and discussion of the Company's 2003 audited financial statements with management;

          The Audit Committee has discussed with the independent auditors, Deloitte & Touche LLP, the matters required to be discussed by Statement on Auditing Standards ("SAS") No. 61, Communication with Audit Committees, as amended by SAS No. 90, Audit Committee Communications, including, matters related to the conduct of the audit of the Company's financial statements;

          The Audit Committee has received written disclosures, as required by Independence Standards Board Standard No. 1, Independence Discussions with Audit Committee, indicating all relationships, if any, between the independent auditor and its related entities and the Company and its related entities which, in the auditor's professional judgment, reasonably may be thought to bear on the auditors' independence, and the letter from the independent auditors confirming that, in its professional judgment, it is independent from the Company and its related entities, and has discussed with the auditors the auditors' independence from the Company; and

          The Audit Committee has, based on its review and discussions with management of the Company's 2003 audited financial statements and discussions with the independent auditors, recommended to the Board of Directors that the Company's audited financial statements for the year ended September 30, 2003 be included in the Company's Annual Report on Form 10-K.

          Audit Committee consisting of:
                        Bernard Z. Agrons,  Chairman
                        William C. Dalton
                        Rodney N. Murray
                        Dianne E. Spires

     Independence and Other Matters. Each member of the Audit Committee is "independent," as defined, in the case of the Company, under the Nasdaq Stock Market Rules. The Audit Committee members do not have any relationship to the

Company that may interfere with the exercise of their independence from management and the Company. None of the Audit Committee members are current officers or employees of the Company or its affiliates. Dianne E. Spires, CPA, has been designated as the Audit Committee's financial expert.


Item 11.  Executive Compensation

     Summary Compensation Table. The following table shows the compensation paid during the last three fiscal years to the Company's Chief Executive Officer and the four highest paid executive officers of the Company who received salary and incentive compensation in excess of $100,000 during the fiscal year ended September 30, 2003.

                                           Annual                      Long-Term
                                        Compensation (1)         Compensation Awards
                                ---------------------------     ---------------------------

                                                                 Restricted      Number of         All Other
Name and Position               Year      Salary      Bonus     Stock Awards    Options (3)     Compensation (4)
                                                                    (2)
----------------------------    -----    --------    -------    ------------    -----------     ----------------
Kermit K. Houser (5)            2003     $200,000    $60,000        $ ---            ---          $32,291
President and Chief             2002      200,000    $60,000          ---            ---            6,000
Executive Officer and           2001      175,000       --          232,500        100,000
Director

Marshall J. Alexander           2003     $136,050    $30,000        $ ---           ---           $31,772
Executive Vice President        2002     $114,600    $30,000          ---           ---            26,652
and Chief Financial Officer     2001      104,220       --          147,481         20,000         34,132

Ben A. Gay (6)                  2003     $136,050    $30,000        $ ---            ---           $5,555
Executive Vice President        2002     $114,600       --            ---            ---            2,865
and Chief Credit Officer        2001       $2,571       --          143,383         20,000             --






Walter F. Dodrill (7)           2003     $126,642    $22,500        $ ---            ---           $3,519
Senior Vice President           2002      $88,794       --          131,000         20,000          1,628
Business Banking                2001        --          --            ---            ---              --

Craig M Moore                   2003     $140,166    $25,000        $ ---            ---          $27,335
Senior Vice President,          2002       95,000    $20,000          ---            ---           20,123
Chief Auditor, General          2001       81,583       --           65,315          15,000        16,377
Counsel and Secretary

     (1) All compensation is paid by the Association. Excludes (1) All compensation is paid by the Association. Excludes certain additional benefits which did not exceed the lesser of $50,000 or 10% of salary and bonus.

     (2) Represents the total value of the award of shares of (2)Represents the toal value of the award of shares of restricted Common Stock on the award date, pursuant to the MRDP. Mr. Houser was awarded 20,000 shares on November 15, 2000, Mr. Alexander was awarded 11,290 shares on April 1, 2001, Mr. Gay was awarded 11,290 shares on September 24, 2001, Mr. Dodrill was awarded 10,000 shares on January 2, 2002, and Mr. Moore was awarded 5,000 shares on April 1, 2001. Dividends are paid on such awards if and when declared and paid by the Company on the Common Stock. The restricted MRDP shares awarded to Messrs. Houser, Alexander and Gay vest ratably over a two-year period and those awarded to Mr. Dodrill and Mr. Moore vest ratably over a five-year period. At September 30, 2003, the number and value of the aggregate restricted stockholdings were: Mr. Dodrill 8,000 shares worth $171,920; and Mr. Moore, 3,000 shares worth $64,470.

     (3) Represents the total number of shares granted under the Klamath (3) Represents the toal number of shares granted under the Klamath First Bancorp, Inc. 1996 Stock Option Plan ("Option Plan").

     (4) Represents the cost to the Company of awards under the ESOP and (4) Represents the cost to the Company of awards under the ESOP and employer matching contributions to the Klamath First 401(k) Plan. Messrs. Gay and Dodrill are not ESOP participants. Mr. Houser became a participant in the ESOP on 4/1/2003 and received his first allocation as of 9/30/2003.

     (5)  Mr. Houser was appointed to his position effective November 15, 2000.

     (6) Mr. Gay was hired on September 24, 2001 and was appointed to his position effective October 5, 2001.

     (7)  Mr. Dodrill was appointed to his position effective January 2, 2002.


     Option Exercise/Value Table. The following information is provided for Messrs. Houser, Alexander, Gay, Dodrill and Moore.

                                                                                              Value of
                                                        Unexercised Options             In-the-Money Options
                                                         at Fiscal Year End            at Fiscal Year End (1)

                             Shares
                          Acquired on      Value
Name                        Exercise     Realized    Exercisable   Unexercisable    Exercisable    Unexercisable
Kermit K. Houser               0            $0         100,000           -            $986,500            -
Marshall J. Alexander          0            $0         127,651           -          $1,069,041            -
Ben A. Gay                     0            $0          20,000            -           $175,800            -
Walter F. Dodrill              0            $0           4,000         16,000          $33,560        $134,240
Craig M Moore                  0            $0           6,000          9,000          $50,562         $75,853

(1) Value of unexercised in-the-money options equals market value of shares covered by in-the-money options on September 30, 2003 less the option exercise price. Options are in-the-money if the market value of the shares covered by the options is greater than the option exercise price.

     Employment Agreements. The Company and the Association (collectively, "Employers") have entered into two-year employment agreements ("Employment Agreements") with Messrs. Houser, Alexander, Gay, Dodrill and Moore (individually, "Executive" and collectively, "Executives").

     Under the Employment Agreements, the current annual salary levels for Messrs. Houser, Alexander, Gay, Dodrill and Moore are $200,000, $138,000, $138,000, $119,000 and $117,000, respectively, which amounts will be paid by the Association and which may be increased at the discretion of the Board of Directors or an authorized committee of the Board. In addition, Mr. Moore's monthly compensation was increased by $8,333 monthly for six months beginning July 1, 2003 for the extra services he has provided to the Company and Association to facilitate the transactions contemplated under the Agreement and Plan of Merger by and between the Company and Sterling Financial Corporation dated July 14, 2003 (the "Merger Agreement"). On each anniversary of the commencement date of the Employment Agreements, the term of each agreement may be extended for an additional year at the discretion of the Board of Directors. The current term for Mr. Houser's Employment Agreement expires on November 14, 2004, the current term for Mr. Dodrill's Employment Agreement expires on January 2, 2005, and the current terms of the Employment Agreements for Messrs. Alexander, Gay and Moore expire on September 30, 2004. The Employment Agreements are terminable by the Employers for just cause at anytime or upon the occurrence of certain events specified by federal regulations. Under the Employment Agreements, the Executives may receive bonuses at the discretion of the Board.

     The Employment Agreements were amended on July 14, 2003 in connection with the Merger Agreement which entitle the Executives to severance payments or liquidated damages upon a change of control. The proposed merger between Sterling and Klamath will constitute a change of control for the purpose of the employment agreements.

     Upon the earlier of completion of the merger, or December 31, 2003 if the closing conditions under the merger agreement have been satisfied or waived by that date, the named Executives will be entitled to receive a cash severance amount as well as continued life, medical, dental and disability insurance coverage for a period of 36 months, with the exception of Walter F. Dodrill, who will not be entitled to receive continuing insurance coverage, and will receive cash in the amount of $12,588 in lieu thereof, which is included in his severance payment described below.

     The severance amounts to be paid to Messrs. Houser, Alexander, Gay, Dodrill, and Moore will be approximately $405,750, $281,750, $281,750, $196,838, and $131,250, respectively, under their employment agreements as a result of the merger being constituting a change in control. The Association has purchased long-term care insurance for Messrs. Alexander, Gay and Moore, and the employer costs of such insurance shall reduce their respective cash severance amounts.

     If the merger is not consummated, the amendment is not effective and the regular change in control provisions of the Employment Agreements will still be effective. The agreements without the amendment provide for severance payments and other benefits in the event of involuntary termination of employment in connection with any change in control of the Employers. Severance payments also will be provided on a similar basis in connection with a voluntary termination of employment where, subsequent to a change in control, the Executives are assigned duties inconsistent with their respective position, responsibilities and status immediately prior to such change in control. The term "change in control" is defined in the Employment Agreements as any time during the period of employment when (a) a person other than the Company purchases shares of Common Stock pursuant to a tender or exchange offer for such shares, (b) any person (as such term is used in Sections 13(d) and 14(d)(2) of the Exchange Act) is or becomes the beneficial owner, directly or indirectly, of securities of the Company representing 25% or more of the combined voting power of the Company's then outstanding securities, (c) the membership of the Board of Directors changes as the result of a contested election, or (d) stockholders of the Company approve a merger, consolidation, sale or disposition of all or substantially all of the Company's assets, or a plan of partial or complete liquidation.

     The maximum value of the severance benefits without the amendments to the Employment Agreements is 2.00 or 1.50 times the Executive's average annual compensation during the five-year period preceding the effective date of the change in control (the "base amount"). Agreements for Messrs. Houser, Alexander and Gay are at the 2.00 times rate, while Messrs. Dodrill and Moore are at the
1.50 times rate. Such amounts will be paid in a lump sum within ten business days following the termination of employment.

     Section 280G of the Internal Revenue Code of 1986, as amended ("Code"), provides that certain severance payments which equal or exceed three times the base amount of the individual are deemed to be "excess parachute payments" if they are contingent upon a change in control. Individuals receiving excess parachute payments are subject to a 20% excise tax on the amount of such excess payments, and the Employers would not be entitled to deduct the amount of such excess payments.

     The Employment Agreements restrict an Executive's right to compete against the Employers for a period of one year from the date of termination of the agreement if the Executive voluntarily terminates employment, except in the event of a change in control.

     Salary Continuation Agreements. The Association ("Employer") has entered into Executive Salary Continuation Agreements as supplemental executive retirement plans ("SERP Agreements") with Messrs. Houser, Alexander, Gay, Dodrill and Moore (individually, "Executive" and collectively, "Executives"). Under the SERP Agreements, the Executives are entitled to receive a normal retirement benefit at age 62 (age 65 for Mr. Houser) that provides a continuation of salary for life, and annual increases of two percent. The salary continuation benefits are on individual vesting schedules that generally accelerate the closer each executive becomes to retirement age while still employed with the Association. The SERP Agreements also provide for full vesting in the event of employment termination within two years following a change in control. The amount of normal retirement benefit with no break in service was based on: 60% of projected salary assuming 4% annual increases until normal retirement for Messrs. Houser, Alexander and Gay; 40% of projected salary assuming 4% annual increases until normal retirement for Mr. Dodrill; and 50% of projected salary assuming 4% annual increases until normal retirement for Mr. Moore. The annual benefits payable upon a normal retirement age for Messrs. Houser, Alexander, Gay, Dodrill and Moore are $161,642, $149,209, $104,446, $88,223, and $132,982, respectively.

     In the event an Executive's employment with Klamath is terminated in connection with a change in control prior to age 62 (or age 65 in the case of Mr. Houser), the Executive shall be entitled to receive an enhanced annual benefit under his or her salary continuation agreement, which shall be paid beginning no sooner than when the Executive attains age 55 and no later than when the executive attains age 62 (with the exception of Mr. Houser, whose benefits will commence no later than age 65). In general, the enhanced annual benefit payable is reduced if installment payments commence prior to age 62 (age 65 for Mr. Houser). Upon the commencement of payments, the installments will be payable until the executive's death and will increase by two percent per year.

     In lieu of the benefit (including the enhanced benefits described above) provided under the salary continuation agreement of Messrs. Dodrill and Moore, the Association has the right at any time during calendar year 2003 to make a single lump sum cash payment to the Executives in complete satisfaction of all of its obligations under their salary continuation agreements. Upon payment by the Association to the Executives of such single lump sum cash payment, their salary continuation agreements will terminate and no longer be effective. If the closing conditions under the Merger Agreement are satisfied or waived on or before December 31, 2003, the Association intends to make cash payments in full satisfaction of its obligations under those salary continuation agreements. Assuming such cash payments are made pursuant to the salary continuation agreements, the cash-out amounts required to be made to Messrs. Dodrill and Moore would be approximately $582,214 and $606,309, respectively. The salary continuation agreements which Klamath has entered into with Messrs. Houser, Alexander and Gay do not provide for a cash-out option. However, they will receive an enhanced annual benefit on or after the later of their termination of employment or age 55 as a result of the merger constituting a change in control. Assuming that retirement payments begin at the normal retirement date, the increase in initial annual benefits for Messrs. Houser, Alexander and Gay will be $102,863, $109,167, and $69,631 respectively.

     Joint Beneficiary Agreements. The Association ("Employer") has entered into Joint Beneficiary Agreements ("JB Agreements") with respect to bank-owned life insurance policies insuring each of Messrs. Houser, Alexander, Gay, Dodrill and Moore (individually, "Executive" and collectively, "Executives"). The JB Agreements provide generally for three levels of death benefits. The maximum benefit is paid if death occurs while employed, after normal retirement with no break in service, or after termination pursuant to a change in control. The maximum death benefits for Messrs. Houser, Alexander, Gay, Dodrill and Moore are $1,616,420, $1,492,090, $1,044,460, $882,230, and $1,329,820, respectively. The middle benefit, which increases in value with the length of the Executive's service, is provided if the Executive is not employed by the Association at the time of death, and the termination was not for cause. The middle level of death benefit is on individual vesting schedules that generally accelerate the closer each Executive becomes to retirement age while still employed with the Association. The vesting schedule provides a minimum $100,000 death benefit. The lowest benefit is $25,000 in the event the executive is not employed by the Association due to a termination for cause. The death benefit is reduced 30% and 70% from the original benefit if death occurs after attaining age 70 and age 80, respectively.

     The approval of the Merger Agreement by the Company shareholders constitutes a change in control under the JB Agreements. Messrs. Houser, Alexander, Gay and Moore will become fully vested in the death benefits as a result of the merger between the Company and Sterling Financial Corporation. Mr. Dodrill is expected to remain employed by Sterling Financial Corporation after the merger, so will remain subject to his individual vesting schedule unless subsequently terminated within two years of employment or for cause. Even so, assuming death at a normal life expectancy before age 80, but after age 70, the increase in death benefit resulting from a termination in connection with the change in control as compared to the benefit available for a termination during 2004 other than for cause (absent a change in control) for Messrs. Houser, Alexander, Gay, Dodrill and Moore are $543,701, $644,046, $382, 969, $517,561,
and $830,874, respectively.



                         COMPENSATION COMMITTEE MATTERS

     Notwithstanding anything to the contrary set forth in any of the Company 's previous filings under the Securities Act of 1933, as amended, or the Exchange Act that might incorporate future filings, including this Proxy Statement, in whole or in part, the following Report of the Compensation Committee and Performance Graph shall not be incorporated by reference into any such filings.

     Report of the Compensation Committee. Under rules established by the SEC, the Company is required to provide certain data and information in regard to the compensation and benefits provided to the Company's Chief Executive Officer and other executive officers of the Company and the Association. The disclosure requirements for the Chief Executive officer and other executive officers include the use of tables and a report explaining the rationale and considerations that led to the fundamental executive compensation decisions affecting those individuals. Insofar as no separate compensation is currently payable by the company, the Compensation Committee of the Association (the "Committee"), at the direction of the Board of Directors of the Company, has prepared the following report for inclusion in this proxy statement.

     The Compensation Committee's duties are to recommend and administer policies that govern executive compensation for the Company and the Association. The Compensation Committee evaluates executive performance, compensation policies and salaries and makes recommendations to the Board of Directors concerning the compensation of each named executive officer and other executive officers. The Board of Directors reviews the Compensation Committee's recommendations and establishes compensation levels for the coming year.

     The executive compensation policy of the Company and the Association is designed to establish an appropriate relationship between executive pay and the Company's and the Association's annual and long-term performance, long- term growth objectives, and their ability to attract and retain qualified executive officers. The principles underlying the program are:

     To attract and retain key executives who are vital to the long-term success of the Company and the Association and who are of the highest caliber;

     To provide  compensation  levels  competitive with those offered throughout
     the  financial   industry  and  consistent   with  the  Company's  and  the
     Association's level of performance;

     To motivate executives to enhance long-term stockholder value by building their personal ownership in the Company; and

     To  integrate  the   compensation   program  with  the  Company's  and  the
     Association's annual and long-term strategic planning and performance measurement processes.

     The  Compensation  Committee  also  considers a variety of  subjective  and objective factors in determining the compensation package for individual executives, including (i) the performance of the Company and the Association as a whole with emphasis on annual and long-term performance, (ii) the responsibilities assigned to each executive, and (iii) the performance of each executive of assigned responsibilities as measured by the progress of the Company and the Association during the year.

     The Compensation Committee considers compensation survey prepared by various sources. Most recently, the Compensation Committee used a survey prepared by RSM McGladrey, Inc., which included proxy searches and the results of surveys by Watson Wyatt & Company and Business & Legal Reports, Inc.

     Although the Compensation Committee did not establish executive compensation levels only on the basis of whether specific financial goals had been achieved by the Company and the Association, the Compensation Committee (and the Board of Directors) considered the overall profitability of the Company and the Association when making their decisions. The Compensation Committee believes that management compensation levels, as a whole, appropriately reflect the application of the Company's and Association's executive compensation policy and the progress of the Company and the Association.

     The compensation for the Company's President and Chief Executive Officer, Kermit K. Houser, was $200,000. The Compensation Committee believes Mr. Houser's salary is appropriate based on Company performance and competitive salary surveys.

     The Committee also recommends to the Board of Directors the amount of fees paid for service on the Board. The Committee did not recommend a change in Board fees during the fiscal year ended September 30, 2003. However, as described previously, new director fee continuation agreements to provide retirement benefits for board members were established during the fiscal year.

Compensation Committee consisting of:
                Timothy A. Bailey, Chairman
                Bernard Z. Agrons
                Donald N. Bauhofer
                Dianne E. Spires

     Compensation Committee Interlocks and Insider Participation. No members of the Compensation Committee were officers or employees of the Company or any of its subsidiaries during the year, were formerly Company officers, or had any relationship otherwise requiring disclosure.

     Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Exchange Act.

                                 Code of Ethics

     The Company has adopted a Code of Conduct which is attached as Exhibit 14. The Code of Conduct is distributed to all employees and is published on the Company's website, www.klamathfirst.com.

     Performance Table. The following table compares the cumulative total stockholder return on the Company's Common Stock with the cumulative total return on the Nasdaq Index (U.S. Companies) and with the SNL $1 Billion to $5 Billion Thrift Index. Total return assumes the reinvestment of all dividends.



                                                                       Period Ending
                                         ---------------------------------------------------------------------------
Index                                       09/30/98    09/30/99     09/30/00    09/30/01     09/30/02     09/30/03
--------------------------------------------------------------------------------------------------------------------
Klamath First Bancorp, Inc.                   100.00       74.91        78.32       87.20       100.85       147.24
NASDAQ - Total US                             100.00      162.62       217.87       89.20        70.04       107.27
SNL $1B-$5B Thrift Index                      100.00      102.04       108.95      153.43       208.85       287.55

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Equity Compensation Plan Information. The following table summarizes share and exercise price information about the Corporations' equity compensation plans as of September 30, 2003.

                                                                                                               (c)
                                                                                                       Number of securities
                                                        (a)                          (b)               remaining available
                                                Number of securities          Weighted-average         for future issuance
                                                 to be issued upon             exercise price              under equity
                                                    exercise of                of outstanding           compensation plans
                                                outstanding options,          options, warrants        (excluding securities
              Plan category                     warrants and rights              and rights            reflected in column (a))
------------------------------------------    ------------------------    -------------------------    --------------------
Equity compensation plans approved
by security holders:
     Option...............................                     638,940                 $13.275                      6,781
     Restricted stock plan................                        --                      --                      27,735

Equity compensation plans not approved
by security holders:                                           N/A                       N/A                        N/A

                                              ------------------------    -------------------------    --------------------
          Total                                                638,940                 $13.275                    34,516
                                              ========================    =========================     ===================


(a) and (b) Security Ownership of Certain Beneficial Owners and Security
            Ownership of Management

     Persons and groups who beneficially own in excess of 5% of the outstanding shares of the Company's Common Stock are required to file certain reports with the Securities and Exchange Commission ("SEC"), and provide a copy to the Company, disclosing such ownership pursuant to the Securities Exchange Act of 1934, as amended ("Exchange Act"). Based solely upon the receipt of such reports, other than as set forth in the following table, management knows of no person who owned more than 5% of the outstanding shares of Common Stock as of the Record Date for the special shareholders meeting to vote on the merger agreement between the Company and Sterling Financial Corporation. In addition, the following table sets forth, as of October 13, 2003, information as to the shares of Klamath Common Stock beneficially owned by each director and named executive officer, and by all executive officers and directors of the Company as a group.

Beneficial Owner                                              Amount and Nature of              Percent of
                                                              Beneficial Ownership (1)         Common Stock
                                                                                                Outstanding
------------------------------------------------             --------------------------        -------------
Beneficial owners of more than 5%

   Tontine Financial Partneres, L.P. (2)                                582,200                 8.34%
   Tontine Management, L.L.C.
   Tontine Overseas Associates, L.L.C.
   Mr. Jeffrey L. Gendell
   55 Railroad Ave., 3rd Floor
   Greenwich, CT  06830

   Dimensional Fund Advisors, Inc. (3)                                  542,900                 7.78%
   1299 Ocean Avenue, 11th Floor
   Santa Monica, CA  90401

   Bryn Mawr Capital Management, Inc. (4)                               468,361                 6.71%
   One Town Place, Suite 200
   Bryn Mawr, PA  19010-3495

Directors and Named Executive Officers (5)

   Rodney N. Murray                                                      94,129 (6)             1.35%
   Kermit K. Houser                                                     116,455 (7)             1.67%
   Bernard Z. Agrons                                                     68,495 (8)               **
   Timothy A. Bailey                                                     70,298 (9)             1.01%
   Donald A. Bauhofer                                                     6,116 (10)              **
   James D. Bocchi                                                       78,616 (11)            1.13%
   William C. Dalton                                                     41,570 (12)              **
   Dianne E. Spires                                                      29,409 (13)              **
   Marshall J. Alexander                                                177,963 (14)            2.55%
   Ben A. Gay                                                            27,175 (15)              **
   Craig M Moore                                                         14,711 (16)              **
   Walter F. Dodrill                                                     13,127 (17)              **
   All executive officers and directors as a group                      794,524 (18)           11.27%
**        Less than one percent of shares outstanding.

(1) In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Klamath common stock if he or she has voting and/or investment power with respect such security or has a right to acquire, through the exercise of outstanding options or otherwise, beneficial ownership at any time within 60-days from the record date. The table includes shares owned by spouses or other immediate family members in trust, shares held in retirement accounts or funds for the benefit of the named individuals, and other forms of ownership, over which shares the persons named in the table may possess voting and/or investment power. The table excludes shares from ESOP allocation as of 9/30/2003, and options that are expected to vest on or about 1/2/2004 in connection with the pending merger with Sterling Financial Corporation.

(2) Based on an amended Schedule 13G dated January 6, 2003 and filed with the SEC on January 8, 2003. According to this filing, Tontine Financial Partners, L.P., Tontine Management, L.L.C., Tontine Overseas Associates, L.L.C. and Mr. Gendell have shared voting power and shared dispositive power with respect to these shares.

(3) Based on an amended Schedule 13G dated December 31, 2002 and filed with the SEC on February 12, 2003. According to this filing, Dimensional Fund Advisors, Inc., an investment advisor registered under the Investment Advisors Act of 1940, has sole voting power and sole dispositive power with respect to these shares.

(4) Based on a Schedule 13G dated December 31, 2002 and filed with the SEC on February 12, 2003. According to this filing, an investment advisor in accordance with Section 240.13d-1(b)(1)(ii)(f) of Exchange Act, and has sole voting and dispositive power with respect to these shares.

(5) Under SEC regulations, the term "named executive officer(s)" is defined to include the chief executive officer, regardless of compensation level, and the four most highly compensated executive officers, other than the chief executive officer, whose total annual salary and bonus for the last completed fiscal year exceeded $100,000. Messrs. Houser, Alexander, Gay, Moore and Dodrill were the Company's "named executive officers" for the fiscal year ended 9/30/2003.

(6) Includes 61,167 shares underlying stock options exercisable within 60 days of 10/13/2003.

(7) Includes 100,000 shares underlying stock option exercisable within 60 days of 10/13/2003.

(8) Includes 45,670 shares underlying stock options exercisable within 60 days of 10/13/2003.

(9) Includes 45,670 shares underlying stock options exercisable within 60 days of 10/13/2003.


(10) Includes unvested restricted shares issued unde Klamath's Management Recognition and Development Plan ("MRDP"). Participants in the MRDP exercise all rights incidental to ownership, including voting rights.

(11) Includes 45,670 shares underlying stock options exercisable within 60 days of 10/13/2003.

(12) Includes 30,670 shares underlying stock options exercisable within 60 days of 10/13/2003.

(13) Includes 23,243 shares underlying stock options exercisable within 60 days of 10/13/2003. Excludes shares held in trusts for which Ms. Spires is a death beneficiary and for which she is not the named fiduciary.

(14) Includes 127,651 shares underlying stock option exercisable within 60 days of 10/13/2003.

(15) Includes 20,000 shares underlying stock options exercisable within 60 days of 10/13/2003.

(16) Includes 6,000 shares underlying stock options exercisable within 60 days of 10/13/2003. Includes unvested shares in Klamath's MRDP. Participants in the MRDP exercise all rights incidental to ownership, including voting rights.

(17) Includes 4,000 shares underlying stock options exercisable within 60 days of 10/13/2003. Includes unvested shares in Klamath's MRDP. Participants in the MRDP exercise all rights incidental to ownership, including voting rights.

(18) Includes 533,527 shares underlying stock options exercisable within 60 days of 10/13/2003.

(c)  Changes in Control

     Other than the Company's merger agreement with Sterling Financial Corporation, as previously described, the Company is not aware of any arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13.  Certain Relationships and Related Transactions with the Association

     The Association has followed the policy of granting loans to its officers, directors and employees. Loans to such persons are made in the ordinary course of business on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with other persons (unless the loan or extension of credit is made under a benefit program generally available to all other employees and does not give preference to any insider over any other employee), and, in the opinion of management, do not involve more than the normal risk of collectability or present other unfavorable features. At September 30, 2003, loans to directors and executive officers (excluding available lines of credit) totaled approximately $7.75 million.

ITEM 14.  Principal Accounting Fees and Services

     Audit Fees. Deloitte & Touche, LLP has served as the Company's principal accountant during the last two fiscal years. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's financial statements for fiscal year 2002 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for that year, including travel expenses, were approximately $228,000. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's financial statements for fiscal year 2003 and the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for that year, including travel expenses, were approximately $250,000.

     Audit-Related Fees. During the fiscal year ended September 30, 2002, aggregate audit-related fees billed to the Company by Deloitte & Touche, LLP were approximately $7,000. These fees were paid for the audit of the Company's Employee Stock Ownership Plan. During the fiscal year ended September 30, 2003, aggregate fees billed to the Company by Deloitte & Touche, LLP were approximately $20,000. These fees were paid for audits of the Company's Employee Stock Ownership Plan and 401(k) Plan.

     Tax Fees. The Company's principal accountant, Deloitte & Touche, LLP did not bill any fees for tax services during the fiscal years ended September 30, 2002 and September 30, 2003.

     All Other Fees. The aggregate fees billed to the Company by Deloitte & Touche, LLP for other services were approximately $50,000 for fiscal year ended September 30, 2003. The services were rendered for work related to the merger by and between the Company and Sterling Financial Corporation, including some consultation regarding executive compensation plans, in fiscal year 2003. There were no fees billed for other services during the fiscal year ended September 30, 2002.

     The Company's policies provide that management has no authority to engage the primary accountant for any services without the prior approval of the Audit Committee. Consents are documented in minutes of the Audit Committee meetings or in separate written unanimous consents in lieu of an Audit Committee meeting, which provide the purpose of the engagement and any dollar limitations relating to the services. The Audit Committee has pre- approved all services rendered during fiscal year 2003.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)      Exhibits

        3.1(a)      Articles of Incorporation of the Registrant*
        3.1(b)      Bylaws of the Registrant*

        10.1(a)     Employment  Agreement  for Kermit K. Houser filed as Exhibit
                    10(a).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.1(b) First Amendment to Employment Agreement for Kermit K. Houser filed as Exhibit 10(a).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.1(c)     Salary Continuation  Agreement for Kermit K. Houser filed as
                    Exhibit 10(a).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.2(a)     Employment  Agreement  for  Marshall J.  Alexander  filed as
                    Exhibit 10(b).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.2(b) First Amendment to Employment Agreement for Marshall J. Alexander filed as Exhibit 10(b).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.2(c) Salary Continuation Agreement for Marshall J. Alexander filed as Exhibit 10(b).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.3(a) Employment Agreement for Ben A. Gay filed as Exhibit 10(c).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.3(b) First Amendment to Employment Agreement for Ben A. Gay filed as Exhibit 10(c).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.3(c)     Salary  Continuation  Agreement  for  Ben A.  Gay  filed  as
                    Exhibit 10(c).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.4(a) Employment Agreement for Frank X. Hernandez filed as Exhibit 10(d).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.4(b) First Amendment to Employment Agreement for Frank X. Hernandez filed as Exhibit 10(d).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.4(c) Salary Continuation Agreement for Frank X. Hernandez filed as Exhibit 10(d).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.4(d)     First Amendment to Salary  Continuation  Agreement for Frank
                    X. Hernandez filed as Exhibit 10(d).4 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.5(a)     Employment  Agreement  for  Craig M Moore  filed as  Exhibit
                    10(e).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.5(b) First Amendment to Employment Agreement for Craig M Moore filed as Exhibit 10(e).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.5(c)     Salary  Continuation  Agreement  for Craig M Moore  filed as
                    Exhibit 10(e).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.5(d) First Amendment to Salary Continuation Agreement for Craig M Moore filed as Exhibit 10(e).4 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.6(a)     Employment  Agreement  for James E. Essany  filed as Exhibit
                    10(f).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.6(b) First Amendment to Employment Agreement for James E. Essany filed as Exhibit 10(f).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.6(c)     Salary  Continuation  Agreement for James E. Essany filed as
                    Exhibit 10(f).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.6(d)     First Amendment to Salary  Continuation  Agreement for James
                    E. Essany filed as Exhibit 10(f).4 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.7(a) Employment Agreement for Walter F. Dodrill filed as Exhibit 10(g).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.7(b) First Amendment to Employment Agreement for Walter F. Dodrill filed as Exhibit 10(g).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.7(c)     Salary Continuation Agreement for Walter F. Dodrill filed as
                    Exhibit 10(g).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.7(d)     First Amendment to Salary Continuation  Agreement for Walter
                    F. Dodrill filed as Exhibit 10(g).4 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.7(e) Second Amendment to Employment Agreement for Walter F. Dodrill filed herewith.

        10.8(a)     Employment  Agreement  for Nina G.  Drake  filed as  Exhibit
                    10(h).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.8(b) First Amendment to Employment Agreement for Nina G. Drake filed as Exhibit 10(h).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.8(c)     Salary  Continuation  Agreement  for Nina G. Drake  filed as
                    Exhibit 10(h).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.8(d) First Amendment to Salary Continuation Agreement for Nina G. Drake filed as Exhibit 10(h).4 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.9(a)     Employment  Agreement  for  Jeffery  D.  Schlenker  filed as
                    Exhibit 10(i).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.9(b) First Amendment to Employment Agreement for Jeffery D. Schlenker filed as Exhibit 10(i).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.9(c) Salary Continuation Agreement for Jeffery D. Schlenker filed as Exhibit 10(i).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.9(d)     First Amendment to Salary Continuation Agreement for Jeffery
                    D. Schlenker filed as Exhibit 10(i).4 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.9(e) Second Amendment to Employment Agreement for Jeffrey D. Schlenker filed herewith.

        10.10(a) Director Fee Continuation Agreement for Rodney N. Murray filed as Exhibit 10(j).1 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.10(b) Director Fee Continuation Agreement for Bernard Z. Agrons filed as Exhibit 10(j).2 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.10(c) Director Fee Continuation Agreement for Timothy A. Bailey filed as Exhibit 10(j).3 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.10(d) Director Fee Continuation Agreement for James D. Bocchi filed as Exhibit 10(j).5 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.10(e) Director Fee Continuation Agreement for Donald N. Bauhofer filed as Exhibit 10(j).5 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.10(f) Director Fee Continuation Agreement for William C. Dalton filed as Exhibit 10(j).6 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.10(g) Director Fee Continuation Agreement for Dianne E. Spires filed as Exhibit 10(j).7 to Klamath's amended report on Form 10-Q/A filed August 15, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(a)    Joint  Beneficiary  Agreement  for Kermit K. Houser filed as
                    Exhibit 10(a).4 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(b) Joint Beneficiary Agreement for Marshall J. Alexander filed as Exhibit 10(b).4 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(c) Joint Beneficiary Agreement for Ben A. Gay filed as Exhibit 10(c).4 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(d)    Joint Beneficiary  Agreement for Frank X. Hernandez filed as
                    Exhibit 10(d).5 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(e)    Joint  Beneficiary  Agreement  for  Craig M Moore  filed  as
                    Exhibit 10(e).5 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(f)    Joint  Beneficiary  Agreement  for James E. Essany  filed as
                    Exhibit 10(f).e to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(g)    Joint  Beneficiary  Agreement for Walter F. Dodrill filed as
                    Exhibit 10(g).5 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(h)    Joint  Beneficiary  Agreement  for  Nina G.  Drake  filed as
                    Exhibit 10(h).5 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.11(i) Joint Beneficiary Agreement for Jeffrey D. Schlenker filed as Exhibit 10(i).5 to Klamath's amended report on Form 10-Q/A filed September 11, 2003 for the period ended June 30, 2003 and incorporated by reference herein.

        10.12       1996 Stock Option Plan**
        10.13       1996 Management Recognition and Development Plan**
        14          Code of Ethics
        21          Subsidiaries of the Registrant
        23          Consent of Deloitte & Touche LLP with  respect to  financial statements of the Registrant

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

        32          Certification  Pursuant to Section 906 of the Sarbanes-Oxley
                    Act

        99          Audit Committee Charter
___________________
* Incorporated by reference to the Registrant's Registration Statement on Form S-1, filed on June 19, 1995.
** Incorporated by reference to the Registrant's Definitive Proxy Statement for the 1996 Annual Meeting of Shareholders.

         (b)      Reports on Form 8-K

               The following Current Reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          KLAMATH FIRST BANCORP, INC.

Date:  December 29, 2003                  By:           /s/ Kermit K. Houser
                                          Kermit K. Houser
                                          President and Chief Executive Officer

     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                   TITLE                                    DATE

/s/ Kermit K. Houser       President, Chief Executive          December 29, 2003
Kermit K. Houser           Officer and Director
                           (Principal Executive Officer)

/s/ Marshall J. Alexander  Executive Vice President and        December 29, 2003
Marshall J. Alexander      Chief Financial Officer
                           (Principal Financial
                            and Accounting Officer)

/s/ Rodney N. Murray       Chairman of the Board               December 29, 2003
Rodney N. Murray           of Directors

/s/ Bernard Z. Agrons      Director                            December 29, 2003
Bernard Z. Agrons

/s/ Timothy A. Bailey      Director                            December 29, 2003
Timothy A. Bailey

/s/ James D. Bocchi        Director                            December 29, 2003
James D. Bocchi

/s/ William C. Dalton      Director                            December 29, 2003
William C. Dalton

/s/ Dianne E. Spires       Director                            December 29, 2003
Dianne E. Spires

/s/ Donald N. Bauhofer     Director                            December 29, 2003
Donald N. Bauhofer